Form 10-K
period 2015-11-30
Exceed World, Inc.
filed 2016-02-22
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED November 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

Formerly Known as Brilliant Acquisition, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Formerly Known as Brilliant Acquisition, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [ ] No

At November 30, 2015, the last business day of the Registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

At February 22, 2016, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Exceed World, Inc.

PART I

Item 1. Business.

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc., was incorporated in the State of Delaware on November 25, 2014. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected November 30th as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Tomoo Yoshida, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

Holders

As of February 22, 2016, there was approximately one shareholder of record of our common stock and 20,000,000 shares of common stock deemed outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended November 30, 2015, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

Company Overview

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business.

Recent Developments:

None.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Capital Resources.

We had no material commitments for capital expenditures as of November 30, 2015 and 2014.

Results of Operations for the years ended November 30, 2015 and for the period from November 25, 2014 (inception) through November 30, 2014

For the year ended November 30, 2015 and the period from November 25, 2014 (inception) through November 30, 2014 we did not generate any revenues. For both fiscal year ends we also did not have any cash or cash equivalents.

For the year ended November 30, 2015 we had total general and administrative expenses in the amount of $8,746  compared to total general & administrative expenses of $4,148 for the period from November 25, 2014 (inception) through November 30, 2014. Our general and administrative expenses made up the entirety of our net loss for both fiscal year ends respectively. The variance in net loss is due to increased professional fees for the year ended November 30, 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders’ of

Exceed World, Inc (formerly Brilliant Acquisitions, Inc.)

Esakacho, Suita-shi, Osaka, Japan

We have audited the accompanying balance sheets of Exceed World, Inc. (formerly Brilliant Acquisitions, Inc.) (the "Company") as of November 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended November 30, 2015 and the period from November 25, 2014 (inception) through November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of November 30, 2015 and 2014 and the results of its operations and its cash flows for the year ended November 30, 2015 and the period from November 25, 2014 (inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss, working capital deficit, , and does not have a source of revenue sufficient to cover its operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 18, 2016

-F2-

Exceed World, Inc.

Formerly known as brilliant acquisition, Inc.

BALANCE SHEETS

	As of November 30, 2015	As of November 30, 2014

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	4,696	2,148

Total Liabilities	4,696	2,148

STOCKHOLDERS’ DEFICIT:
Preferred stock ( $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2015 and November 30, 2014)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of November 30, 2015 and November 30, 2014)	2,000	2,000

Additional Paid in Capital	6,198	-

Accumulated Deficit	(12,894)	(4,148)
Total Stockholders' Deficit	(4,696)	(2,148)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

-F3-

 Exceed World, Inc.

Formerly known as brilliant acquisition, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2015	Period From November 25, 2014 (inception) to November 30, 2014

Operating Expenses

General and administrative expenses	$8,746	$4,148
Total operating expenses	8,746	4,148

Net loss	$(8,746)	$(4,148)

Net loss per common share

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	20,000,000	20,000,000

The accompanying notes to the financial statements are an integral part of these financial statements

-F4-

Exceed World, Inc.

Formerly known as brilliant acquisition, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDER DEFICIT

For the period from November 25, 2014 (inception) through November 30, 2015

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

November 25, 2014 (inception) - Shares issued for services rendered at $.0001 per share (par value)	20,000,000	$2,000	$-	$-	$2,000

Net loss, for the period	-	-	-	(4,148)	(4,148)

Balance November 30, 2014	20,000,000	$2,000	$-	$(4,148)	$(2,148)

Net Loss for the period from December 1, 2014 through November 30, 2015	-	-	-	(8,746)	(8,746)
					-
Contributed Expenses	-	-	6,198	-	6,198

Balance November 30, 2015	20,000,000	$2,000	$6,198	$(12,894)	$(4,696)

The accompanying notes to the financial statements are an integral part of these financial statements

-F5-

  Exceed World, Inc.

Formerly known as brilliant acquisition, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2015	For the Period From November 25 (date of inception) to November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,746)	$(4,148)
Adjustments to reconcile Net loss to net cash used in operating activities:

Expenses contributed to capital	6,198	-
Stock based compensation	-	2,000
Changes in current assets and liabilities:
Prepaid expenses
Accrued expenses	2,548	2,148
Net cash used in operating activities	-	-

Net increase in cash	-	-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

-F6-

Exceed World, Inc.

Formerly known as brilliant acquisition, Inc.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2015

Note 1 – Organization and Description of Business

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 25, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of November 30, 2015 the Company had not yet commenced any operations.

The Company has elected November 30th as its year end.

On January 12, 2016, the sole shareholder of the Company, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares. (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd.)

On January 12, 2016 prior to Mr. DeNunzio’s resignation, Mr. DeNunzio, on behalf or the Registrant, filed a Certificate of Amendment with the Delaware Secretary of State to change the name of the corporation from Brilliant Acquisition, Inc. to Exceed World, Inc. The effective date of the name change shall be upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was filed on January 12, 2016 and is Exhibit 3.1 to our Report on Form 8-K filed January 12, 2016.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3) regarding the assumption that the Company is a “going concern”.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2015 and 2014 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at November 30, 2015 and November 30, 2014.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2015 and 2014, there was no common stock equivalents or options outstanding.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Share-based Compensation

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

The company had no stock-based compensation plans at November 30, 2015 or 2014.

Share-based expense for the twelve months ended November 30, 2015 was $0 and $2,000 for the period from November 25, 2014 (Inception) through November 30, 2014.

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

-F7-

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

-F8-

Note 4 – Accrued Expenses

Accrued expenses totaled $4,696 and $2,148 at November 30, 2015 and November 30, 2014, respectively and consisted of general and administrative expenses.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2015 and 2014.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of November 30, 2015, the Company has incurred a net loss of approximately $12,894 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2034. The loss results in a deferred tax asset of approximately $4,384 at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

	November 30,

	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$4,384	$1,410
Valuation allowance	(4,384)	(1,410)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

-F9-

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares as of November 30, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of November 30, 2015.

The Company does not have any potentially dilutive instruments as of November 30, 2015 and, thus, anti-dilution issues are not applicable.

On November 25, 2014 the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the former sole officer/director/shareholder for services.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Additional Paid In Capital

Total amounts contributed to additional paid in capital for the periods ended November 30, 2015 and November 30, 2014 totaled $6,198 and $0, respectively. (Note 8)

Note 8 – Related-Party Transactions

Common stock

On November 25, 2014 the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the sole office/director/shareholder of the Company as founder’s shares.

Additional paid in capital

During the twelve month period ending November 30, 2015, our sole officer/director/shareholder contributed additional paid in capital in the amount of $6,198 to fund operating expenses.

Total amounts contributed at November 30, 2015 totaled $6,198.

Office Space

We utilize the home office space and equipment of our management at no cost .

Note 9 – Subsequent Events

Following our fiscal year end November 30, 2015 the following material events have occurred:

On January 12, 2016, the sole shareholder of the Company , Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares. (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd.)

On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 12, 2016, Mr. Tomoo Yoshida was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 12, 2016 prior to Mr. DeNunzio’s resignation, Mr. DeNunzio, on behalf or the Registrant, filed a Certificate of Amendment with the Delaware Secretary of State to change the name of the corporation from Brilliant Acquisition, Inc. to Exceed World, Inc. The effective date of the name change shall be upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was filed on January 12, 2016 and is Exhibit 3.1 to our Report on Form 8-K filed January 12, 2016.

As of the date of this report, the Company intends to, on March 1, 2016, enter into and consummate an agreement with Tomoo Yoshida the sole shareholder of E&F Co, LTD., a Japanese corporation, for the purchase of E&F Co. LTD. E&F CO., LTD procures and facilitates the sale of health related goods and foods.

-F10-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has dismissed RLBCPA and has engaged MaloneBailey LLP as its new registered independent public accountant. We have had no disagreements with RLBCPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. Our Board of Directors participated in and approved the decision to engage MaloneBailey LLP. The Company has herein had MaloneBailey LLP audit November 30, 2015 and the year then ended and the period from November 25, 2014 (inception) through November 30, 2014.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.   Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending November 30, 2015,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Tomoo Yoshida	52	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Background of Mr. Tomoo Yoshida

Mr. Tomoo Yoshida graduated from the Osaka University of Commerce in 1986. Upon graduation that same year Mr. Yoshida took a position in car sales with Toyota Corolla Nankai Co. Ltd., at which he remained for a period of eight years. In 1997 Mr. Yoshida incorporated Dipro Data Service Co., Ltd. and concurrently with his Managerial role at the Company he also acted as an IT support consultant. Mr. Yoshida left both of the aforementioned positions after five years with the Company and in 2002 he incorporated e-Learning Laboratory Co., Ltd. which offers educational services. Mr. Yoshida is the President of e-Learning Laboratory and remains as such today.

Employees

At November 30, 2015 we had no employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Tomoo Yoshida.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Tomoo Yoshida, is not independent because of his position as an executive officer of the Company.

Audit Committee and Audit Committee Financial Expert

Our sole director acts as our audit committee and compensation committee. We do not have an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. The sole director believes that he is financially literate and experienced in business matters and are capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the sole director believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The sole director believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended November 30, 2015.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2015, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended November 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer Chief Financial Officer Tomoo Yoshida Chief Executive Officer Chief Financial Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Thomas DeNunzio, Former Chief Executive Officer Chief Financial Officer Thomas DeNunzio, Former Chief Executive Officer Chief Financial Officer	2015 2014	0 0	0 0	2,000 2,000	0 0	0 0	0 0	0 0	2,000 2,000

*On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Brilliant Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with

e-Learning Laboratory Co., Ltd., with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd.)

On January 12, 2016 pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 12, 2016, Mr. Tomoo Yoshida was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of February 22, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. As of February 22, 2016, there were 20,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
e-Learning Laboratory Co., Ltd. (1)	20.000,000	100%
All officers and directors as a group (1 person)	20,000,000	100%

(1) (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd. and serves as our sole officer and director.)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Following our year end November 30, 2015 the following material events have occurred:

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Brilliant Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd., with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan.

On January 12, 2016 pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares. (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd.)

On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 12, 2016, Mr. Tomoo Yoshida was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 12, 2016 prior to Mr. DeNunzio’s resignation, Mr. DeNunzio, on behalf or the Registrant, filed a Certificate of Amendment with the Delaware Secretary of State to change the name of the corporation from Brilliant Acquisition, Inc. to Exceed World, Inc. The effective date of the name change shall be upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was filed on January 12, 2016 and is Exhibit 3.1 to our Report on Form 8-K filed January 12, 2016.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2015	2014
Audit fees	MaloneBailey, LLP	$3,750	$0
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$3,750	$0

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our sole director. Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our sole director prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: February 22, 2016