Form 10-Q
period 2016-02-29
Exceed World, Inc.
filed 2016-04-06
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	564-0063 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-6-6339-4117

Fax number: +81-6339-4180

Email: info@e-ll.co.jp

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 6, 2016, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	February 29, 2016	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$20,138	$-
Inventories	9,995	-

TOTAL CURRENT ASSETS	30,133	-

TOTAL ASSETS	$30,133	$-

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$9,995	$-
Loan from director	26,239	-
Accrued expenses	-	4,696

TOTAL CURRENT LIABILITIES	36,234	4,696

TOTAL LIABILITIES	36,234	4,696

Stockholder's Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding
as of February 29, 2016 and November 30, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized;
20,000,000 shares issued and outstanding
as of February 29, 2016 and November 30, 2015)	2,000	2,000
Additional paid-in capital	10,894	6,198
Accumulated deficit	(18,706)	(12,894)
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income	(289)	-

TOTAL SHAREHOLDER'S DEFICIT	(6,101)	(4,696)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$30,133	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended	Three months ended
	February 29, 2016	February 28, 2015

OPERATING EXPENSES
General and administrative expenses	$3,467	$-
Professional fees	1,926	1,375
Other expenses	419	-

Total Operating Expenses	5,812	1,375

Net Loss	$(5,812)	$(1,375)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(289)	-

TOTAL COMPREHENSIVE LOSS	$(6,101)	$(1,375)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months	Three months
	Ended	Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,812)	$(1,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	2,648
Changes in current assets and liabilities:
Inventory	(9,995)
Accrued expenses	-	(1,273)
Account payables	9,995	-
Net cash used in operating activities	$(5,812)	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 100% of stock of E&F Co., Ltd	$4,438	$-
Net cash provided by investing activities	$4,438	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$21,801	$-
Net cash provided by (used in) financing activities	$21,801	$-

Net effect of exchange rate changes on cash	$(289)	$-

Net Change in Cash and Cash equivalents	$20,138	$-
Cash and cash equivalents - Beginning of period	-	-
Cash and cash equivalents - End of period	20,138	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$4,696	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business. On February 29, 2016, the “Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to the Company, 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of 500,000 JPY ($4,438 USD). Following the effective date of the share purchase transaction above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of the Company. As of February 29, 2016, the Company conducts a business of selling and distributing of health food products through E&F.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended November 30, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of E&F Co., Ltd. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

INVENTORIES

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires E&F to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

FOREIGN CURRENCY TRANSLATION

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

February 29, 2016
Current JPY: US$1 exchange rate	112.66
Average JPY: US$1 exchange rate	118.27

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has no revenue sources. The Company has reoccurring losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

On January 12, 2016, Mr. DeNunzio, the former sole shareholder of the Company, consummated a sale of 20,000,000 shares of our common stock to e-Learning Laboratory Co., Ltd., for an aggregate purchase price of $34,900. Following the closing of the share purchase transaction, e-Learning Laboratory Co., Ltd., owns a 100% interest in the issued and outstanding shares of our common stock. E-Learning Laboratory Co., Ltd., is the controlling shareholder of the Company. Commensurate with the closing, the Company, filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to Exceed World, Inc.

On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On January 12, 2016, Mr. Tomoo Yoshida was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation, (“E&F”), which represents all of its issued and outstanding shares, in consideration $4,438. This is a merger of entities under common control and therefore all assets, liabilities and operations of E&F will be accounted for at their historical carryover basis and as if they had been combined since E&F’s inception. Further note the inception date of E&F and that from inception through the date of acquisition that E&F had no revenues and nominal assets.

The assets and liabilities of E&F at February 29, 2016 are as follows:

ASSETS
Current Assets
Cash and cash equivalents	$20,138
Inventories	9,995
Account receivables	2,045
TOTAL CURRENT ASSETS	32,178
TOTAL ASSETS	32,178

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Account payables	$9,995
Loan from director	21,392
TOTAL CURRENT LIABILITIES	31,387
TOTAL LIABILITIES	31,387

Shareholder's Deficit
Common stock (No par value, 1,000 shares authorized,
10 shares issued and outstanding as of February 29, 2016	4,458
Deficit accumulated during the development stage	(3,474)
Accumulated other comprehensive income	(193)
TOTAL SHAREHOLDER'S EQUITY	791

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$32,178

* As of February 29, 2016, 1 US Dollar was 112.17 to JP Yen for the historical rate and 118.27 for the average rate.

Following the effective date of the share purchase transaction above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World Inc. Exceed World, Inc. is now the controlling and sole shareholder of E&F.

On February 29, 2016, the Company wrote off the accrued expenses owed by the previous owner whose amount was $4,696. The accrued expense written off has been recorded as additional paid in capital.

As of February 29, 2016, the Company owed a related party in the amount of $26,239 to Tomoo Yoshida, sole director, for payment of the Company’s expenses of which $4,438 was paid for the acquisition of E&Fs common stock. These are due on demand and bear no interest.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

The Company was originally incorporated with the name Brilliant Acquisition, Inc., under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business.

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd. (“e-Learning”), with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Following the closing of the share purchase transaction, e-Learning gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On January 12, 2016, the Company changed its name to Exceed World, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment.

On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On January 12, 2016, Mr. Tomoo Yoshida was appointed as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F, which represents all of its issued and outstanding shares in consideration of $4,438. Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.

Business Information of E&F

The Company is a start-up stage company and concentrates on the selling and distribution of health related products to customers in Japan through E&F CO., LTD., a Japan Corporation (“E&F”), which is our wholly owned subsidiary.

Our principal executive offices are located at 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Liquidity and Capital Resources

Our cash balance is $20,138 as of February 29, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of February 29, 2016, we have $9,995 in inventory which is made up of various health related products that we intend to utilize for sample goods. We intend to use this physical stock of inventory to market the same goods, which upon purchase will be shipped out to the consumer by our supplier. After we finish this initial marketing plan and it achieved its sample purpose, we intend to sell this physical stock as goods.

Net Loss

We recorded a net loss of $5,812 for the three months ended February 29, 2016 as opposed to $1,375 for the three months ended February 28, 2015. The increase in net loss is attributed to increase in operating expenses.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has no revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of February 29, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end November 30, 2015 and for the interim period ending February 29, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 12, 2016, Mr. DeNunzio, the former sole shareholder of the Company, consummated a sale of 20,000,000 shares of our common stock to e-Learning Laboratory Co., Ltd.

Following the closing of the share purchase transaction, e-Learning Laboratory Co., Ltd., gained a 100% interest in the issued and outstanding shares of our common stock. E-Learning Laboratory Co., Ltd., is currently the controlling shareholder of the Company.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation of E&F - translated (2)
10.1	Stock Purchase Agreement (2)
99.1	Resolutions Approving Acquisition (2)

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: April 6, 2016