Form 10-Q
period 2016-05-31
Exceed World, Inc.
filed 2016-07-05
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

Email: ceo.exceed.world@gmail.com

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 5, 2016, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	May 31, 2016	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$30,306	$-
Inventories	108,818	-
TOTAL CURRENT ASSETS	139,124	-
TOTAL ASSETS	$139,124	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Loan from director	$161,819	$-
Accrued expenses	-	4,696
TOTAL CURRENT LIABILITIES	161,819	4,696

TOTAL LIABILITIES	161,819	4,696

Shareholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2016 and November 30, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding as of May 31, 2016 and November 30, 2015)	2,000	2,000
Additional paid-in capital	10,894	6,198
Accumulated deficit	(34,855)	(12,894)
Accumulated other comprehensive income (loss)	(734)	-
TOTAL SHAREHOLDERS’ DEFICIT	(22,695)	(4,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$139,124	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Revenues	$5,540	$-	$5,540	$-
Cost of revenues	3,693	-	3,693	-

Gross profit	1,847	-	1,847	-

OPERATING EXPENSE
General and administrative expenses	247	550	3,743	550
Professional fees	17,736	1,375	19,662	2,750

Total operating expenses	17,983	1,925	23,405	3,300
Loss from operations	(17,983)	(1,925)	(23,405)	(3,300)

OTHER EXPENSE
Tax expenses	(13)	-	(403)	-

Total other expenses	(13)	-	(403)	-

NET LOSS	$(16,149)	$(1,925)	$(21,961)	$(3,300)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(445)	-	(734)	-

TOTAL COMPREHENSIVE LOSS	$(16,594)	$(1,925)	$(22,695)	$(3,300)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months
	Ended	Ended
	May 31, 2016	May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,961)	$(3,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	3,648
Changes in operating assets and liabilities:
Inventories	(108,818)	-
Accrued expenses	-	(348)
Net cash used in operating activities	(130,779)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 100% of stock of E&F Co., Ltd.	4,518	-
Net cash provided by investing activities	4,518	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	157,301	-
Net cash provided by financing activities	157,301	-

Net effect of exchange rate changes on cash	(734)	-

Net Change in Cash and Cash Equivalents	$30,306	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$30,306	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$4,696	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

EXCEED WORLD, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business. On February 29, 2016, the “Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to the Company, 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of 500,000 JPY ($4,518 USD). Following the effective date of the share purchase transaction above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of the Company. As of May 31, 2016, the Company conducts a business of selling and distributing of health related  products through E&F.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

May 31, 2016
Current JPY: US$1 exchange rate	110.68
Average JPY: US$1 exchange rate	114.37

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

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has reoccurring losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation, (“E&F”), which represents all of its issued and outstanding shares, in consideration $4,518. This is a merger of entities under common control and therefore all assets, liabilities and operations of E&F were accounted for at their historical carryover basis and as if they had been combined since E&F’s inception. Further note the inception date of E&F and that from inception through the date of acquisition that E&F had no revenues and nominal assets.

The assets and liabilities of E&F at February 29, 2016 are as follows:

ASSETS
Current Assets
Cash and cash equivalents	$20,138
Inventories	9,995
Account receivables	2,045
TOTAL CURRENT ASSETS	32,178
TOTAL ASSETS	32,178

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Account payables	$9,995
Loan from director	21,392
TOTAL CURRENT LIABILITIES	31,387
TOTAL LIABILITIES	31,387

Shareholder's Deficit
Common stock (No par value, 1,000 shares authorized,
10 shares issued and outstanding as of February 29, 2016	4,458
Accumulated Deficit	(3,474)
Accumulated other comprehensive income	(193)
TOTAL SHAREHOLDER'S EQUITY	791

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$32,178

*As of February 29, 2016, 1 US Dollar was 112.17 to JP Yen for the historical rate and 118.27 for the average rate.

Following the effective date of the share purchase transaction above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World Inc. Exceed World, Inc. is now the controlling and sole shareholder of E&F.

On February 29, 2016, the Company wrote off the accrued expenses owed to the previous owner whose amount was $4,696. The accrued expense written off has been recorded as additional paid in capital.

As of May 31, 2016, the Company owed a related party in the amount of $161,819 to Tomoo Yoshida, sole director, for payment of the Company’s expenses of which $4,518 was paid for the acquisition of E&Fs common stock. These are due on demand and bear no interest.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F, which represents all of its issued and outstanding shares in consideration of $4,518. Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.

Business Information of E&F

The Company is a start-up stage company and concentrates on the selling and distribution of health related products to customers in Japan through E&F CO., LTD., a Japan Corporation (“E&F”), which is our wholly owned subsidiary.

Our principal executive offices are located at 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Liquidity and Capital Resources

Our cash balance is $30,306 as of May 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of May 31, 2016, the company have a related-party payable in the amount of $161,819 to Tomoo Yoshida, our sole officer and director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of May 31, 2016, we have $108,818 in inventory which is made up of various health related products that we intend to utilize for display purposes and resale. Any purchase of goods from our direct supply of inventory will be sent out to the purchaser and we will be responsible for any shipping or related costs.

Net Loss

We recorded a net loss of $16,149 for the three months ended May 31, 2016 and $21,961 for the six months ended May 31, 2016 as opposed to $1,925 for the three months ended May 31, 2015 and $3,300 for the six months ended May 31, 2015. The increase in net loss is attributed to increase in operating expenses.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has reoccurring losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

As of May 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end November 30, 2015 and for the interim period ending May 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 1, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid ..215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about .002 USD.

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2016 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: July 5, 2016