Form 10-Q
period 2016-08-31
Exceed World, Inc.
filed 2016-10-11
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2016

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 11, 2016, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	August 31, 2016	November 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$12,838	$-
Accounts receivable	25,620	-
Due from related party	20,077
Inventories	96,453	-

TOTAL CURRENT ASSETS	154,988	-

TOTAL ASSETS	$154,988	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Loan from director	$173,178	$-
Accrued expenses	-	4,696

TOTAL CURRENT LIABILITIES	173,178	4,696

TOTAL LIABILITIES	173,178	4,696

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding
as of August 31, 2016 and November 30, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of August 31, 2016 and November 30, 2015)	2,000	2,000
Additional paid-in capital	10,517	6,198
Accumulated deficit	(29,879)	(12,894)
Accumulated other comprehensive income (loss)
Foreign currency translation	(828)	-

TOTAL SHAREHOLDERS’ EQUITY	(18,190)	(4,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,988	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

Revenues	$27,226	$-	$32,766	$-
Cost of revenues	18,801	-	22,494	-

Gross profit	8,425	-	10,272	-

OPERATING EXPENSE
General and administrative expenses	1,082	-	4,825	550
Professional fees	2,354	1,250	22,016	4,000

Total Operating Expenses	3,436	1,250	26,841	4,550

OTHER INCOME (EXPENSES)
Tax expenses	13	-	416	-

Total Other Income (Expenses)	13	-	416	-

NET LOSS	$4,976	$(1,250)	$(16,985)	$(4,550)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(471)	-	(1,205)	-

TOTAL COMPREHENSIVE LOSS	$4,505	$(1,250)	$(18,190)	$(4,550)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	August 31, 2016	August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,985)	$(4,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	4,898
Changes in operating assets and liabilities:
Inventories	(96,453)	-
Accounts receivables	(25,620)	-
Accrued expenses	-	(348)
Net cash used in operating activities	(139,058)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Payment made on behalf of a related party	(43,348)	-
Repayment from related party	23,271	-
Net cash used in investing activities	(20,077)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	168,343	-
Capital contribution of subsidiary	4,458	-
Net cash provided by financing activities	172,801	-

Net effect of exchange rate changes on cash	(828)	-

Net Change in Cash and Cash Equivalents	$12,838	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$12,838	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$4,696	$-
Payable related to acquisition of subsidiary	4,835	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF August 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business. On February 29, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016, Tomoo Yoshida transferred to the Company, 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of 500,000 JPY ($4,835). Following the effective date of the share purchase transaction described above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of the Company. On August 4, 2016, E&F changed its name to School TV Co., Ltd. (“School TV”). As of August 31, 2016, the Company conducts a business of selling and distributing of health related products through School TV.

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, School TV.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

August 31, 2016
Current JPY: US$1 exchange rate	103.42
Average JPY: US$1 exchange rate	110.75

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-affiliate sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

School TV Co. Ltd. has paid certain consulting fees for e-Learning Laboratory Co. Ltd. For the nine months ended August 31, 2016, total amount paid was $43,348, among which $23,271 was repaid to the Company from e-Learning Laboratory Co. Ltd. As of August 31, 2016, the Company has a due from related party in the amount of $20,077.

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of $4,835. This is a merger of entities under common control and therefore all assets, liabilities and operations of E&F were accounted for at their historical carryover basis and as if they had been combined since E&F’s inception. Further note the inception date of E&F and that from inception through the date of acquisition that E&F had no revenues and nominal assets. The date of incorporation of E&F (now known as School TV Co. Ltd.) is January 18, 2016.

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

* On August 4, 2016, E&F changed its name to School TV Co., Ltd. (“School TV”)

Following the effective date of the share purchase transaction described above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World, Inc.

On February 29, 2016, the Company wrote off the accrued expenses owed to the previous owner in the amount of $4,696. The accrued expense written off has been recorded as an adjustment of additional paid in capital.

As of August 31, 2016, the Company had $173,178 owed to Tomoo Yoshida, its sole director, for payment of the Company’s expenses of which $4,835 was paid for the acquisition of School TV‘s common stock. These are due on demand and bear no interest.

As of August 31, 2016, the Company had $20,077 owed to e-Learning Laboratory Co., Ltd. for payment of the Company’s expenses.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F, which represents all of its issued and outstanding shares in consideration of $4,835. Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.  On August 4, 2016, the E&F changed its name to School TV Co., Ltd. and filed with the Legal Affairs Bureau in Osaka, Japan.

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

Business Information of School TV

The Company is a start-up stage company and concentrates on the selling and distribution of health related products to customers in Japan through School TV which is our wholly owned subsidiary.

Our principal executive offices are located at 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Liquidity and Capital Resources

Our cash balance is $12,838 as of August 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of August 31, 2016, the company have a related-party payable in the amount of $173,178 to Tomoo Yoshida, our sole officer and director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of August, 2016, we have $96,453 in inventory which is made up of various health related products that we intend to utilize for display purposes and resale. Any purchase of goods from our direct supply of inventory will be sent out to the purchaser and we will be responsible for any shipping or related costs.

Net Loss

We recorded a net loss of $16,985 for the nine months ended August 31 as opposed to $4,550 for the nine months ended August 31, 2015. The increase in net loss is attributed to increase in operating expenses.

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

As of August 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end November 30, 2015 and for the interim period ending August 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 9, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid 10 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.1 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on July 20, 2016 at 4pm EST.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2016 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: October 11, 2016