Form 10-KT
period 2016-09-30
Exceed World, Inc.
filed 2016-12-30
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED ____________ .

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 1, 2015 to September 30, 2016

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

[ ] Yes [X] No

As of May 31, 2016, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of December 30, 2016, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Exceed World, Inc.

PART I

Item 1. Business.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares in consideration of $4,835 (JPY 500,000). Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.  On August 4, 2016, the E&F changed its name to School TV Co., Ltd (“School TV”) and filed with the Legal Affairs Bureau in Osaka, Japan.

On April 1, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid .215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about ..002 USD.

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

On October 28, 2016, Exceed World, Inc., a Delaware corporation, (the “Company”), with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized the cancellation of shares owned by e-Learning Laboratory Co, Ltd. e-Learning Laboratory Co, Ltd. has provided consent for the cancellation of shares. The total number of shares cancelled was 19,000,000 shares which was comprised of 16,500,000 restricted common shares and 2,500,000 free trading shares.

Shareholder’s name: e-Learning Laboratory Co., Ltd.

Total amount of shares cancelled	19,000,000	shares
Restricted shares	16,500,000	shares
Free trading shares	2,500,000	shares

On October 28, 2016, every one (1) share of Common Stock, par value $.0001 per share, of the Corporation issued and outstanding was automatically reclassified and changed into twenty (20) shares fully paid and non-assessable shares of Common Stock of the Corporation, par value $.0001 per share. (“20-for-1 Forward Stock Split”) No fractional shares were issued. The authorized number of shares, and par value per share, of Common Stock are not affected by the 20-for-1 Forward Stock Split.

On October 28, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. The effective date of the 20-for-1 Forward Stock Split was upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment can be found as Exhibit 3.1 to Form 8-K filed November 1, 2016.

*Currently, we operate through our wholly owned subsidiary, School TV Co., Ltd., of which is engaged in the distribution and sale of health related products to consumers throughout Japan.

Our principal executive offices are located at 1-1-36, 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Nature of Business

*The chart above does not depict when we make direct sales to consumers.

As depicted in the diagram above School TV Co., Ltd., herein referred to as “School TV” is our wholly owned subsidiary through whom we operate exclusively at this time. School TV sells health related consumer goods to distributors and consumers alike. At this time School TV primarily operates under the operational model of “drop shipping.” It should be noted however, that School TV does hold inventory and sell products directly to the consumer from time to time. For products sold through our drop shipping model, after a purchase order has been filled out by a consumer the product is shipped out by School TV’s suppliers, rather than School TV. At this point in time School TV sends a portion of the proceeds from the sale of any our products directly to suppliers. Revenues generated from inventory held directly by School TV are retained by School TV. We are responsible for shipping goods sold that come from our own supply of inventory.

School TV has acquired its physical inventory, which will be explained in further detail below, from suppliers, and has plans to acquire additional inventory from as of yet unidentified suppliers. This inventory is used for direct sales but will also be used for display purposes once a storefront and/or website has been created and established. Currently, School TV has a definitive plan for acquiring an online marketplace and or website but does not have a concrete plan for acquiring a storefront. In the future, as operations progress and revenue is generated, it is an option which we may begin exploring but there can be, at this time, no guarantees that we will obtain a storefront. Potential new suppliers, which we will begin the process of identifying going forward (albeit with no concrete timeline in place as of this date), will assist us in expanding our inventory to cater to an even greater portion of the Japanese population.

Products

	PURE ESALA	POPOCA	Le jeune	Magic Soap in Bath	Becker
	Supplement	Supplement	Supplement	Soap	Health Beauty Equipment

Benefits	Discharges excessive moisture and salt from the body; Relieves constipation.	Heats the body; Promotes metabolism.	Antioxidation from the body; Keeps moisture in the skin.	Free of additives; Positive for skin health	Activation of tissue by impulse waves
Principal Ingredients	Potassium chloride, Essence of vitamin Hyaluronic acid	Piper longum extracts, Essential vitamins, Ginger and pepper	Placental extracts, Collagen peptide, Essence of melon	Olive oil, Palm oil, Clay called kaoline	N/A
Supplier	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Amoto Kyouiku Kenko Co., Ltd.
Unit Price and Cost
Selling Price JPY	4,000	4,000	9,800	2,400	58,320
Selling Price USD	38.10	38.10	93.33	22.86	555.43
Cost Price JPY	1,920	1,920	5,220	600	37,800
Cost Price USD	18.29	18.29	49.71	5.71	360.00
Markup %	52%	52%	46.7%	75%	75%

Current Inventory

Currently, we hold inventory comprised of the above goods which we value at $108,548. The products were purchased at wholesale prices from our suppliers and are to be used for direct sales and display purposes once we obtain a storefront and/or develop an online retail space.

Process of Ordering, Delivery and Payment

- School TV acquires products from various suppliers.

- School TV sells the products to various distributors who order the products from School TV via a purchase order “call sheet” (This call sheet includes their name, telephone number and the address for the products to be delivered to as well as a list of which products they are ordering and how many.)

- Consumers order directly from the distributors (in which case the distributor receives a sales commission which has not been determined as of this point in time; It is normally on a case by case basis and arbitrarily determined) or they can order directly from School TV via our pending website and online marketplace (when it has been completed).

-The consumers who order directly from School TV have their shipping information collected and sent to the suppliers for shipping.

-The suppliers then directly deliver the products to the consumers.

Competition

Our primary competition comes from other health food and supplement companies within Japan, but can also include global companies who offer their products within Japan as well. Some of our competitors have larger resources than we have, a longer operating history, and established connections throughout our target regions, which may make it difficult to penetrate into the market effectively. Even if we do manage to penetrate into the health food market with our products there can be no guarantee that we will be able to continue to compete effectively with these established competitors in an effective manner.

Our competition includes, but is not limited to, MUSO Co., Ltd, Asahi Food & Healthcare Co., Ltd., Daiichi Sankyo Co., Ltd., Taisho Pharmaceutical Co., Ltd. and Takeda Pharmaceutical Co., Ltd. Several of these competitors have a very established track record in Japan and offer highly valued products throughout the country, which may serve to make it more difficult for our own products to gain attention as we begin operations.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

We will require additional funds in the future to achieve our current business strategy. Our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our operations, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

We have generated only minimal revenue to date since our inception.

We are a start-up stage company. We have generated only minimal revenue to date and may be unable to generate any or any significant amounts of revenue in the future. Because we may not be able to generate revenue or any significant amounts of revenue in the future our common stock may become worthless.

We are an early stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability.

We are at an early stage of development of our operations as a company. We have only recently started to operate business activities, and have generated only minimal revenue from such operations. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our company into one that is more profitable. There can be no assurance that we will be able to fully implement our business plan at reasonable costs or successfully operate. We expect it will take several years to implement our business plan fully, if at all.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a very limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. This inability could cause our net income, if there is any income at all, in a given quarter to be lower than expected.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of the sale of health related products. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We offer an array of supplements for sale, and any adverse side effects from the consumption of our supplements may create legal difficulties for our Company.

While we are not presently aware of any adverse side effects from our products, and they have been fully tested and studied by our supplier Exceed World, in the event that a consumer faces adverse side effects that we did not properly disclose we may be subject to lawsuits and additional consequences. In the event that our products are deemed unsafe, at the minimum there would be substantive damage to our Company reputation and we would need to either ensure the future safety of our products or identify an entirely new line of products altogether to replace the existing line. In a worst case scenario legal consequences may force us to cease operations entirely, in which case investors may lose part or all of their investment.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient customers to operate profitably. If we do not make a profit, we may be forced to suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• Demand for our products;

• Our ability to retain existing customers or encourage repeat purchases;

• General economic conditions;

• Advertising and other marketing costs;

• Costs of expanding to other health related products.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent, in part, on the performance and continued service of Tomoo Yoshida, our sole officer and director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Tomoo Yoshida, our sole officer and director. We currently do not have an employment agreement with Mr. Yoshida. The loss of his services would delay our business operations substantially.

Because our sole officer and director has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Tomoo Yoshida, our sole officer and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Tomoo Yoshida to our company could negatively impact the development and implementation of our business.

Tomoo Yoshida is our sole officer and director. If he should resign from his positions with the Company, we would no longer have an officer or director until at such point we appointed a new officer and or director. If Mr. Yoshida resigned from his positions with the Company our operations would be halted or potentially suspended until we could replace Mr. Yoshida with one or more individuals acting in his previous capacity.

We are extremely dependent on the services of Tomoo Yoshida, our sole officer and director for the future success of our business. The loss of the services of Tomoo Yoshida could have an adverse effect on our business, financial condition and results of operations. If he should resign we will not have an officer or director. If that should occur, until we find another person or persons to act as an officer, director, or both our operations will be halted, and may become potentially suspended. In that event it is possible you could lose most if not all of your entire investment.

Our sole officer and director, Tomoo Yoshida, is currently funding the operations of the Company. However, he is under no obligation to do so in the future.

In the event that our sole officer and director, Tomoo Yoshida, should choose to cease funding our Company we would be forced to either find funding from another source or, in a worst case scenario, cease operations entirely. In the event that we can not secure funding on terms which we deem reasonable, investors may lose part or all of their investments if the Company is forced to cease operations.

Our future success is dependent on our implementation of our business plan. We have many significant steps still to take.

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan. These include but are not limited to developing a customer base, developing suppliers, and implementing a successful marketing campaign. If we are not successful in achieving any of the aforementioned milestones we will not be able to fully implement or expand our business plan.

Our growth will place significant strains on our resources.

The Company is currently a start up stage Company and has generated only minimal revenue since inception. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Because the Company’s headquarters and assets are located outside the United States in Japan, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon US Federal Securities Laws against the Company and its non-US resident officer and director.

While we are organized under the laws of State of Delaware, our sole officer and director is a non-US resident and our headquarters and assets are located outside the United States in Japan. Consequently, it may be difficult for investors to affect service of process on our officer/director in the United States and to enforce in the United States judgments obtained in United States courts against our officer/director based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

Due to the fact that our sole officer and director is a non US Citizen and does not reside in the United States an investor in the United States may be limited in the following ways.

As an investor you may have difficulty with the following:

-Effecting service of process within the United States against our sole officer and director;

-Enforcing U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against the above referenced foreign person in the United States;

-Enforcing in a Japanese court U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign person; and

-Bringing an original action in a Japanese court to enforce liabilities based upon the U.S. federal securities laws against the above foreign person..

Our operations and assets in Japan are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the Japan may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of Japan will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in Japan, could have a material adverse effect on our business, results of operations and financial condition.

Our success depends upon our ability to attract and hire key personnel. Since many of our personnel will be required to be bilingual, or to have other special skills, the pool of potential employees may be small and in high demand by our competitors. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

Our marketing efforts may be ineffective. If we cannot effectively carry out our marketing campaign, we may be able to generate any substantive revenue.

We have not yet implemented a marketing campaign. When we do implement a marketing plan it may be ineffective and we may be unsuccessful in generating any substantive amounts of revenue.

For many of our products that we sell, since we in part utilize drop-shipping, there may be a delay on the part of the shipping Company that could negatively impact our reputation.

Since we on certain occasions utilize drop-shipping to sell/ship our products, there may be a delay on the part of the shipping Company that could negatively impact our reputation. Any hold up on the part of the shipping company may negatively impact our brand name and our perceived reliability. In this event we may be forced to find alternative shipping arrangements and/or our business operations may be negatively impacted to such an extent that we can not recover.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “Emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with FINRA, which operates the OTCBB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 20,000,000 shares are issued and outstanding as of December 30, 2016. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our transition report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. e-Learning Laboratory Co. Ltd. provides 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange however, in the future we intend to list on the OTC Marketplace.

Holders

As of December 30, 2016, there are approximately 41 shareholders of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

Balance Sheets
	As of	As of
	September 30, 2016	November 30, 2015

Cash and cash equivalents	$38,410	$-
Inventories	108,548	-
Prepaid expenses	1,029	-
TOTAL ASSETS	$147,987	$-
Due to related party	$176,749	$-
Accrued expenses	978	4,696
Income tax payables	837	-
TOTAL LIABILITIES	$178,564	$4,696
Common stock	$40,000	$40,000
Additional paid-in capital	(27,483)	(31,802)
Accumulated deficit	(41,100)	(12,894)
Accumulated other comprehensive income (loss)	(1,994)	-
TOTAL SHAREHOLDERS’ DEFICIT	$(30,577)	$(4,696)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$147,987	$-

Statement of operations
	For the ten months	For the ten months	For the twelve months
	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	November 30, 2015
		(Unaudited recast)

Revenues	$33,033	$-	$-
Cost of revenues	$22,678	$-	$-
Gross profit	$10,355	$-	$-
Expenses	$38,561	$4,550	$8,746
NET INCOME (LOSS)	$(28,206)	$(4,550)	$(8,746)
NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)

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

Liquidity and Capital Resources

Our cash balance is $38,410 as of September 30, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of September 30, 2016, the company has a related-party payable in the amount of $176,749 to Tomoo Yoshida, our sole officer and director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of September 30, 2016, we have $108,548 in inventory which is made up of various health related products that we intend to sell. Any purchase of goods from our direct supply of inventory will be sent out to the purchaser and we will be responsible for any shipping or related costs.

Net Loss

We recorded a net loss of $28,206 for the ten months ended September 30, 2016 as opposed to $8,746 for the twelve months ended November 30, 2015 and $4,550 for the ten months ended September 30, 2015. The increase in net loss is attributed to increased operating expenses.

Going Concern

For the ten months ended September 30, 2016, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exceed World, Inc.

Esakacho, Suita-shi, Osaka, Japan

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. (the “Company”) as of September 30, 2016 and November 30, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the ten months ended September 30, 2016 and the fiscal year ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and November 30, 2015, and the results of its operations and its cash flows for the ten months ended September 30, 2016 and the fiscal year ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 30, 2016

- F2 -

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2016	November 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$38,410	$-
Inventories	108,548	-
Prepaid expenses	1,029	-

TOTAL CURRENT ASSETS	147,987	-

TOTAL ASSETS	$147,987	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Due to related party	$176,749	$-
Accrued expenses	978	4,696
Income tax payables	837	-

TOTAL CURRENT LIABILITIES	178,564	4,696

TOTAL LIABILITIES	178,564	4,696

Shareholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2016 and November 30, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
400,000,000 shares issued and outstanding as of September 30, 2016 and November 30, 2015) (*)	40,000	40,000
Additional paid-in capital (*)	(27,483)	(31,802)
Accumulated deficit	(41,100)	(12,894)
Accumulated other comprehensive income (loss)	(1,994)	-

TOTAL SHAREHOLDERS’ DEFICIT	(30,577)	(4,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$147,987	$-

See Notes to Consolidated Financial Statements.

(*) On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 20-for-1 Forward Stock Split.

- F3 -

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Ten Months Ended September 30, 2016	Ten Months Ended September 30, 2015	Twelve Months Ended November 30, 2015
		(Unaudited recast)
Revenues	$33,033	$-	$-
Cost of revenues	22,678	-	-

Gross profit	10,355	-	-

OPERATING EXPENSE
General and administrative expenses	37,724	4,550	8,746

Total Operating Expenses	37,724	4,550	8,746

Loss before tax	(27,369)	(4,550)	(8,746)

Income tax expense	837	-	-

NET LOSS	$(28,206)	$(4,550)	$(8,746)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,994)	-	-

TOTAL COMPREHENSIVE LOSS	$(30,200)	$(4,550)	$(8,746)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	400,000,000	400,000,000	400,000,000

See Notes to Consolidated Financial Statements.

(*) On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 20-for-1 Forward Stock Split.

- F4 -

EXCEED WORLD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL(*)	INCOME (LOSS)	DEFICIT	TOTALS

Balance – November 30, 2014	400,000,000	$40,000	$(38,000)	$-	$(4,148)	$(2,148)
Net Loss for the period from December 1, 2014 through November 30, 2015	-	-	-	-	(8,746)	(8,746)
Contributed Expenses	-	-	6,198	-	-	6,198

Balance – November 30, 2015	400,000,000	$40,000	$(31,802)	$-	$(12,894)	$(4,696)

Contribution to capital by related party for write-off of accounts payable	-	-	4,696	-	-	4,696
Capital contribution of subsidiary	-	-	4,458	-	-	4,458
Acquisition of subsidiary	-	-	(4,835)	-	-	(4,835)

Net loss for the period from December 1, 2015 through September 30, 2016	-	-	-	-	(28,206)	(28,206)
Foreign currency translation	-	-	-	(1,994)	-	(1,994)

Balance - September 30, 2016	400,000,000	$40,000	$(27,483)	$(1,994)	$(41,100)	$(30,577)

See Notes to Consolidated Financial Statements.

(*) On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 20-for-1 Forward Stock Split.

- F5 -

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ten Months Ended September 30, 2016	Ten Months Ended September 30, 2015	Twelve Months Ended November 30, 2015
		(Unaudited recast)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,206)	$(4,550)	$(8,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	4,898	6,198
Changes in operating assets and liabilities:
Inventories	(108,548)	-	-
Prepaid expenses and other current assets	(1,029)	-	-
Accrued expenses	6,282	(348)	2,548
Net cash used in operating activities	(131,501)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	167,768	-	-
Repayment of related party advances	(420)	-	-
Capital contribution of subsidiary	4,458	-	-
Net cash provided by financing activities	171,806	-	-

Net effect of exchange rate changes on cash	(1,895)	-	-

Net Change in Cash and Cash Equivalents	$38,410	$-	$-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	$38,410	$-	$-

NON-CASH TRANSACTIONS
Account payable waived by former related party	$4,696	$-	$-
Payable related to acquisition of subsidiary	$4,835	$-	$-
Operating expenses directly paid by related party	$4,467	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements.

(*) On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 20-for-1 Forward Stock Split.

- F6 -

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business. On January 12, 2016, the sole shareholder of the Company, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares. (Tomoo Yoshida is the controlling party of e-Learning Laboratory Co., Ltd.) On January 12, 2016 prior to Mr. DeNunzio’s resignation, Mr. DeNunzio, on behalf of the Registrant, filed a Certificate of Amendment with the Delaware Secretary of State to change the name of the corporation from Brilliant Acquisition, Inc. to Exceed World, Inc. On February 29, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tomoo Yoshida, the Company's Chief Executive Officer and Chief Financial Officer. Pursuant to this Agreement, on February 29, 2016, Tomoo Yoshida transferred to the Company, 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of 500,000 JPY ($4,835). Following the effective date of the share purchase transaction described above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of the Company. On August 4, 2016, E&F changed its name to School TV Co., Ltd. (“School TV”). As of September 30, 2016, the Company conducts a business of selling and distributing of health related products through School TV.

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, School TV. Intercompany transactions are eliminated.

FISCAL YEAR

On August 1, 2016, the Board of Directors of the Company approved a resolution to change the Company's fiscal year end from November 30 to September 30, effective immediately as of the date of the board resolution. As a result of this change, our fiscal year 2016 is a 10-month transition period beginning December 1, 2015 through September 30, 2016. In these consolidated statements, including the notes thereto, financial results for fiscal 2016 are for a 10-month period. Corresponding results for fiscal 2015 are for 12-month period. In addition, our Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows also include 10 months ended September 30, 2015 (unaudited recast).

RELATED PARTY TRANSACTION

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

September 30, 2016
Current JPY: US$1 exchange rate	101.33
Average JPY: US$1 exchange rate	109.85

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

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

- F7 -

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2016 and November 30, 2015.

On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 20-for-1 Forward Stock Split.

INCOME TAX

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for our fiscal year beginning November 1, 2016. Upon adoption of ASU 2015-02, we expect that one unconsolidated joint venture, not previously identified as a VIE, will be determined to be a VIE, which will result in a modification of our current disclosures. However, the adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In July 2015, The FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). The ASU rescinds the following SEC Staff Observer guidance: revenue and expense recognition for freight services in progress, accounting for shipping & handling fees and costs, accounting for consideration given to a vendor, and accounting for gas-balancing arrangements. The ASU’s effective date coincides with the effective date of Topic 606, specifically annual reporting periods beginning after December 15, 2017 for public companies and annual reporting periods beginning after December 15, 2018 for other entities.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10- 25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

nOTE 3 - Income taxes

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% of a company’s assessable profit. The Company’s subsidiary, School TV, was incorporated in Japan and is subject to Japanese National income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

For the ten months ended September 30, 2016, income tax of School TV was $837 (JPY 91,500) and income tax payable was $837. The effective income tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the ten months ended September 30, 2016 and twelve months ended November 30, 2015, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $45,012 and $12,894 as of September 30, 2016 and November 30, 2015 and will expire beginning in the year 2034. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the ten months ended September 30, 2016, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

- F8 -

NOTE 5 - RELATED-PARTY TRANSACTIONS

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer and Chief Financial Officer. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represents all of its issued and outstanding shares, in consideration of $4,835 (JPY 500,000). This is a merger of entities under common control and therefore all assets, liabilities and operations of E&F were accounted for at their historical carryover basis and as if they had been combined since E&F’s inception. Further note the inception date of E&F and that from inception through the date of acquisition that E&F had no revenues and nominal assets. E&F was incorporated on January 18, 2016.

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

As of September 30, 2016, the Company had $176,749 owed to Tomoo Yoshida for advances made to pay off the Company’s expenses, of which $4,835 was paid for the acquisition of School TV‘s common stock. For the ten months ended September 30, 2016, Tomoo Yoshida paid $4,467 directly for the operating expenses. These advances are due on demand and bear no interest.

For the ten months ended September 30, 2016, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - CONCENTRATION

Concentration of Revenue

For the ten months ended September 30, 2016, the Company sold health products in the amount of $19,663 to a major customer which accounts for 59.5% of total revenue.

For the ten months ended September 30, 2016, the Company sold health products in the amount of $13,371 to another major customer which accounts for 40.5% of total revenue.

Concentration of Purchase

For the ten months ended September 30, 2016, the Company purchased health products in the amount of $111,912 from a major vender which accounts for 84.1% of total purchase.

For the ten months ended September 30, 2016, the Company purchased health products in the amount of $21,222 from another major vender which accounts for 15.9% of total purchase.

NOTE 7 - SUBSEQUENT EVENTS

On October 28, 2016, 19,000,000 (380,000,000 post - split) shares of the Company’s common stock owned by e-Learning Laboratory Co., Ltd. were cancelled (the “Stock Cancellation”).

On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 20-for-1 Forward Stock Split. The 20-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. On October 28, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. These consolidated financial statements give retroactive effect to such forward split and have been adjusted accordingly.

- F9 -

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this transition report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this transition report.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this transition report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and School TV Co., Ltd. (our wholly owned subsidiary) are provided below:

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	53	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

School TV Co., Ltd.

Name	Age	Position(s)

Tomoo Yoshida	53	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Keiichi Koga	48	Director

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

Keiichi Koga

Mr. Keiichi Koga graduated from Osaka Izuo Technical High School in 1986. Upon graduation that same year Mr. Koga took a sales position selling copy machines with Otsuka Corporation. He remained at this position for a period of ten years. In 1997 Mr. Koga Joined in Dipro Data Service Co., Ltd. serving in a managerial position. Mr. Koga left the aforementioned position after five years with the Company and in 2002 he joined e-Learning Laboratory Co., Ltd. which offers educational services. Mr. Koga joined e-Learning Laboratory Co., Ltd. as Vice President and remains as Vice President today.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Director(s) evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our sole officer and director Tomoo Yoshida, at the address appearing on the first page of this Information Statement.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2016.

Procedure for Nominating Directors

In 2016, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer (including our officer(s)/director(s) of our wholly owned subsidiary) for all services rendered in all capacities to us for the ten months ended September 30, 2016 and for the year ended November 30, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer Chief Financial Officer Tomoo Yoshida Chief Executive Officer Chief Financial Officer	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Keiichi Koga Director of School TV	2016	0	0	0	0	0	0	0	0
Thomas DeNunzio, Former Chief Executive Officer Chief Financial Officer	2015	0	0	2,000	0	0	0	0	2,000

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

On August 2, 2016, Mr. Keiichi Koga was appointed as Director of School TV.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 30, 2016, the Company has 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

*The table below is as of September 30, 2016.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Tomoo Yoshida	20,000	0.1%	0	0.0%	0.1%
Keiichi Koga	20,000	0.1%	0	0.0%	0.1%
5% Shareholders
e-Learning Laboratory Co., Ltd.*	19,856,700	99.3%	0	0.0%	99.3%

*Tomoo Yoshida and Keiichi Koga are the controlling parties of e-Learning Laboratory Co., Ltd.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

On January 12, 2016, Mr. Thomas DeNunzio, the former sole shareholder of the Company, consummated a sale of 20,000,000 shares of our common stock to e-Learning Laboratory Co., Ltd. Following the closing of the share purchase transaction, e-Learning Laboratory Co., Ltd., owns a 100% interest in the issued and outstanding shares of our common stock. E-Learning Laboratory Co., Ltd., became the controlling shareholder of the Company. Commensurate with the closing, the Company, filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to Exceed World, Inc.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our President, CEO and Director. Pursuant to this Agreement, on February 29, 2016 Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation, (“E&F”), which represents all of its issued and outstanding shares, in consideration of $4,438. This is a merger of entities under common control and therefore all assets, liabilities and operations of E&F will be accounted for at their historical carryover basis and as if they had been combined since E&F’s inception. Further note the inception date of E&F and that from inception through the date of acquisition that E&F had no revenues and nominal assets.

Following the effective date of the share purchase transaction above on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World Inc. Exceed World, Inc. is the controlling and sole shareholder of E&F.

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

On April 1, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid .215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about .002 USD.

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

For the ten months ended September 30, 2016, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2016	2015
Audit fees	MaloneBailey, LLP	$16,395	$3,750
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$6,965	$3,750

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-KT (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Transition Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: December 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: December 30, 2016