Form 10-Q
period 2016-12-31
Exceed World, Inc.
filed 2017-02-10
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1339955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	564-0063 (Zip Code)
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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 10, 2017, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	December 31, 2016	September 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$19,348	$38,410
Accounts receivable	7,968	-
Inventories	88,803	108,548
Prepaid expenses	625	1,029

TOTAL CURRENT ASSETS	116,744	147,987

TOTAL ASSETS	$116,744	$147,987

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Due to related party	$153,248	$176,749
Accrued expenses	608	978
Income tax payables	385	837

TOTAL CURRENT LIABILITIES	154,241	178,564

TOTAL LIABILITIES	154,241	178,564

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2016 and September 30, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized;
20,000,000 shares and 400,000,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016) (*)	2,000	40,000
Additional paid-in capital (*)	10,517	(27,483)
Accumulated deficit	(52,801)	(41,100)
Accumulated other comprehensive income (loss)	2,787	(1,994)

TOTAL SHAREHOLDERS' DEFICIT	(37,497)	(30,577)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$116,744	$147,987

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

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months Ended December 31, 2016	Three months Ended December 31, 2015

Revenues	$8,486	$-
Cost of revenues	5,658	-

Gross profit	2,828	-

OPERATING EXPENSE
General and administrative expenses	14,119	4,196

Total Operating Expenses	14,119	4,196

Loss before tax	(11,291)	(4,196)

Income tax expense	410	-

NET LOSS	$(11,701)	$(4,196)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,781	-

TOTAL COMPREHENSIVE LOSS	$(6,920)	$(4,196)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	120,219,780	400,000,000

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

-F2-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,701)	$(4,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	1,300
Changes in operating assets and liabilities:
Accounts receivable	(8,486)	-
Inventories	5,657	-
Prepaid expenses	286	-
Accrued expenses	(256)	2,896
Income tax payables	(363)	-
Net cash used in operating activities	(14,863)	-

Net effect of exchange rate changes on cash	(4,199)	-

Net Change in Cash and Cash Equivalents	$(19,062)	$-
Cash and cash equivalents - beginning of period	38,410	-
Cash and cash equivalents - end of period	$19,348	$-

NON-CASH TRANSACTIONS
Stock cancellation	$38,000	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$837	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014. On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30. As a result of this change, our fiscal year 2016 was a 10-month transition period ending on September 2016. Beginning with the first quarter of our fiscal year 2017, we reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, we reported the first quarter of fiscal year 2017 as the three month period ended December 31, 2016, which included the results of October and November 2016, the last two months of our previously reported fiscal year 2016. On October 28, 2016, 19,000,000 shares of the Company’s common stock owned by e-Learning Laboratory Co., Ltd. were cancelled (the “Stock Cancellation”). On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 20-for-1 Forward Stock Split. The 20-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. As of December 31, 2016, the Company conducts a business of selling and distributing of health related products through School TV Co., Ltd. (“School TV”), a Japan corporation which is a wholly-owned subsidiary of the Company.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the ten months ended September 30, 2016, included in our Form 10-K/T.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off against the allowance when identified.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2016
Current JPY: US$1 exchange rate	116.87
Average JPY: US$1 exchange rate	109.73

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB recently issued ASU No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In December, 2016 the FASB issued ASU No. 2016-20 to make technical corrections and improvements to Topic 660, Revenue from Contracts with Customers. The amendment affects narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The ASU No. 2016-20 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The adoption of ASU 2016-20 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the three months ended December 31, 2016, income tax of School TV was $410 (JPY 44,956) and income tax payable was $385 (JPY 44,956). The effective income tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2016 and twelve months ended September 30, 2015, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2016, the Company has suffered from recurring losses, negative working capital of $37,497, and had generated negative cash flows from operations of $14,863.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2016, the Company had $153,248 owed to Tomoo Yoshida, its sole director, for payment of the Company’s expenses of which $4,835 was paid for the acquisition of School TV‘s common stock. These are due on demand and bear no interest.

For the three months ended December 31 2016, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - CONCENTRATIONS

Concentration of Revenue

For the three months ended December 31, 2016, the Company sold health products in the amount of $8,486 to a major customer which accounts for 100% of total revenue.

Concentration of Accounts Receivable

As of December 31, 2016, the Company had accounts receivable in the amount of $7,968 from a major customer which accounts for 100% of total accounts receivable.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our cash balance is $19,348 as of December 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2016, the company have a related-party payable in the amount of $153,248 to Tomoo Yoshida, our sole officer and director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of December 31, 2016, we have $88,803 in inventory which is made up of various health related products that we intend to sell out. Any purchase of goods from our direct supply of inventory will be sent out to the purchaser and we will be responsible for any shipping or related costs.

Net Loss

We recorded a net loss of $11,701 and $4,196 for the three months ended December 31, 2016 and 2015, respectively. The increase in net loss is attributed to increase in operating expenses.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and suffered from reoccurring losses, negative working capital of $37,497, and negative cash flows from operation of $14,863  as of December 31, 2016 and for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

As of December 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending December 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2016 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: February 10, 2017