Form 10-Q
period 2017-06-30
Exceed World, Inc.
filed 2017-08-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Fax number: +81-6-6339-4180

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2017 there were approximately 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2017	As of September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$58,221	$38,410
Accounts receivable	5,130	-
Inventories	82,571	108,548
Prepaid expenses	510	1,029

TOTAL CURRENT ASSETS	146,432	147,987

Prepaid expenses, long-term	668,091	-

TOTAL ASSETS	$814,523	$147,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$159,413	$176,749
Accrued expenses	824	978
Income tax payables	939	837

TOTAL CURRENT LIABILITIES	161,176	178,564

Long-term notes payable	489,542	-
Long-term notes payable – related party	222,519	-

TOTAL LIABILITIES	873,237	178,564

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2017 and September 30, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 and 400,000,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016) (*)	2,000	40,000
Additional paid-in capital (*)	10,517	(27,483)
Accumulated deficit	(72,476)	(41,100)
Accumulated other comprehensive income (loss)	1,245	(1,994)

TOTAL SHAREHOLDERS' DEFICIT	(58,714)	(30,577)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$814,523	$147,987

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

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$10,018	$3,168	$23,867	$8,522

Cost of revenues	6,506	2,112	15,449	5,681

Gross profit	3,512	1,056	8,418	2,841

OPERATING EXPENSE
General and administrative expenses	4,933	6,596	38,848	29,605

Total operating expenses	4,933	6,596	38,848	29,605

Loss before tax	(1,421)	(5,540)	(30,430)	(26,764)

Income tax expense	480	-	946	-

NET LOSS	$(1,901)	$(5,540)	$(31,376)	$(26,764)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	558	(1,456)	3,239	(2,547)

TOTAL COMPREHENSIVE LOSS	$(1,343)	$(6,996)	$(28,137)	$(29,311)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	20,000,000	400,000,000	53,529,412	400,000,000

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

-F2-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,376)	$(26,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(5,170)	-
Inventories	15,448	(102,816)
Prepaid expenses	421	-
Accrued expenses	(59)	(1,172)
Income tax payables	186	-
Net cash used in operating activities	(20,550)	(130,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for franchise fees	(674,333)	-
Net cash used in investing activities	(674,333)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	155,916
Proceeds from related party loan	223,534	-
Proceeds from long-term loan	492,346	-
Capital contribution of subsidiary	-	4,458
Net cash provided by financing activities	715,880	160,374

Net effect of exchange rate changes on cash	(1,186)	4,308

Net change in cash and cash equivalents	$19,811	$33,930
Cash and cash equivalents - beginning of period	38,410	-
Cash and cash equivalents - end of period	$58,221	$33,930

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$-	$4,755
Stock cancellation	$38,000	$-
Payable related to acquisition of subsidiary	$-	$4,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$823	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014. On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30. As a result of this change, our fiscal year 2016 was a 10-month transition period ending on September 2016. Beginning with the first quarter of our fiscal year 2017, we reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, our results for the nine months period ended June 30, 2017 included the results of October and November 2016, the last two months of our previously reported fiscal year 2016. On October 28, 2016, 19,000,000 shares of the Company’s common stock owned by e-Learning Laboratory Co., Ltd. were cancelled (the “Stock Cancellation”). On October 28, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 20-for-1 Forward Stock Split. The 20-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. As of June 30, 2017, the Company conducts a business of selling and distributing of health related products through School TV Co., Ltd. (“School TV”), a Japan corporation which is a wholly-owned subsidiary of the Company.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the ten months ended September 30, 2016, included in our Form 10-KT.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

June 30, 2017
Current JPY: US$1 exchange rate	112.35
Average JPY: US$1 exchange rate	111.49

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the nine months ended June 30, 2017, income tax expense of School TV was $946 and income tax payable was $939. The effective income tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2017 and ten months ended September 30, 2016, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2017, the Company has suffered from recurring losses and had generated negative cash flows from operations of $20,550.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a first priority, we plan to increase sufficient revenues for necessary working capital from our business. If we cannot generate sufficient revenues, we plan to borrow working capital from the director or parent company.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2017, the Company had $159,413 owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company, for advances made to pay off the Company’s expenses, of which $4,835 was paid for the acquisition of School TV‘s common stock. These advances are due on demand and bear no interest.

As of June 30, 2017, the Company borrowed JPY25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, for the payment of the lease of the regional ownership of the RE/MAX System (See Note 6). The loan matures on May 24, 2023 with an interest rate of 2% per annum.

For the nine months ended June 30, 2017, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - LONG-TERM NOTES PAYABLE

The Company wishes to obtain the right from RE/MAX LLC to a system that helps real estate offices in their developments and operations (the “RE/MAX System”). Ikezoe Trust Co. is a sole licensee for RE/MAX System in Japan and is a sole master franchisor authorized by RE/MAX, LLC for a real estate franchising business of RE/MAX, LLC in Japan. Kidding Co. has been appointed as an exclusive sole agent for and on behalf of master franchisor to perform the works relating to the RE/MAX system for the purposes of expanding the RE/MAX system throughout Japan.

On July 7, 2017, School TV entered into a RE/MAX Regional Franchise Agreement (the “Agreement”) with Ikezoe Trust Co. and Kidding Co. (collectively the “RE/MAX Japan”) to lease the franchise rights to 2 prefectures, Kanagawa and Okinawa. Also see Note 8.

On May 22, 2017, in anticipation to the Agreement entered into on July 7, 2017, the Company entered into a loan agreement to borrow JPY55,000,000, or $492,346 from Mr. Toshihiro Hirai, the CEO of Actcall Inc., the 100% owner of Kidding Co., for the initial payment required upon the execution of the Agreement. The Company received the loan proceeds on May 25, 2017 and made a payment of JPY75,060,000 or $674,333, including the initial consideration and the imposed sales tax, to RE/MAX Japan on May 29, 2017, before the effective date of the Agreement, which was recorded as prepaid expenses, long-term on June 30, 2017 in the accompany balance sheets. The loan matures on May 31, 2022 with an interest rate of 1% per annum.

NOTE 7 - CONCENTRATIONS

Concentration of Revenue

For the nine months ended June 30, 2017, the Company sold health products in the amount of $22,689 to a major customer which accounts for 95.1% of its total revenue.

NOTE 8 - SUBSEQUENT EVENTS

On July 7, 2017, School TV entered into a RE/MAX Regional Franchise Agreement (the “Agreement”) with RE/MAX Japan to lease the franchise rights to 2 prefectures, Kanagawa and Okinawa. The Agreement is effective on July 7, 2017 and expires on May 28, 2032 and can be renewed based on requirements set forth in the Agreement.

Pursuant to the Agreement, the Company is obligated to make the following payments:

·	Initial consideration: JPY60,000,000 (approximately $534,000) and JPY9,500,000 (approximately $85,000) for the franchise right of Kanagawa and Okinawa prefectures, respectively.
·	Franchise fees: Greater of: (1) 30% of sales generated from the franchise, or (2) JPY210,000 (approximately $2,000), of which the amount may be increased once a year, by a maximum of 5% of the fixed amount at the time of such increase.
·	Membership dues and monthly ongoing fees: Initial membership due and the fixed portion of monthly ongoing fee are charged at JPY42,000 (approximately $380) and JPY60,000 (approximately $500), respectively. Both amounts will increase by amount equal to 5% of the amount at the time of such increase. In addition, if the Company charges its franchised offices commissions, 3% of such commission will be paid to RE/MAX Japan as the variable portion of the monthly ongoing fee.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 22, 2017, the Company borrowed $492,346 (JPY 55,000,000) from Mr. Toshihiro Hirai for the payment of the purchase of the regional ownership of RE/MAX Japan. The loan matures on May 31, 2022 and interest rate is 1 percent per year. As of June 30, 2017, no interest is accrued.

On May 24, 2017, the Company borrowed $222,519 (JPY 25,000,000) from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, for the payment of the purchase of the regional ownership of RE/MAX Japan. The loan matures on May 24, 2023 and interest rate is 2 percent per year. As of June 30, 2017, no interest is accrued.

On July 7, 2017,  School TV entered into a RE/MAX Regional Franchise Agreement with the master franchiser of RE/MAX Japan to purchase the franchise rights to 2 prefectures, Kanagawa and Okinawa, in consideration of 75,060,000 JPY (668,557 USD) effective on July 7, 2017.

Business Information

The Company is a start-up stage company that concentrates on the sale and distribution of health related products to customers in Japan through School TV, our wholly owned subsidiary.

Our principal executive offices are located at 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Liquidity and Capital Resources

Our cash balance is $58,221 as of June 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of June 30, 2017, the company has a related-party payable in the amount of $159,413 to Tomoo Yoshida, our sole Officer and Director.

As of June 30, 2017, the Company had $222,519 owed to e-Learning Laboratory Co., Ltd., the beneficial owner of the Company.

As of June 30, 2017, the Company had $492,346 owed to Mr. Toshihiro Hirai.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of June 30, 2017, we have $82,571 in inventory which is made up of various health related products. Any goods that are purchased from our supply of physical inventory are sent out to the purchaser. We are responsible for any shipping and or related costs.

Net Loss

We have recorded a net loss of $31,376 and $26,764 for the nine months ended June 30, 2017 and 2016, respectively. The larger net loss we experienced for the nine months ended June 30, 2017 is attributed to the fact that we have increased our level of our operations and thus experienced increased expenses to operate our business.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2017, the Company has suffered from recurring losses and had generated negative cash flows from operations of $20,550. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

As a first priority, the Company plans to increase sufficient revenues for necessary working capital from our business. If the Company cannot generate sufficient revenues, it plans to borrow working capital from the director or parent company.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: August 14, 2017