Form 10-K
period 2017-09-30
Exceed World, Inc.
filed 2018-01-02
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $.0001	OTC Markets

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

[  ] Yes [X] No

As of March 31, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $247.

As of January 2, 2018, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Exceed World, Inc.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Brilliant Acquisition, Inc., under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business.

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd. (“e-Learning”), with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of sale.

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

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represented all of its issued and outstanding shares in consideration of $4,835 (JPY 500,000). Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.  On August 4, 2016, the E&F changed its name to School TV Co., Ltd (“School TV”) and filed such amendment with the Legal Affairs Bureau in Osaka, Japan.

On April 1, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid $0.215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.002 USD.

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

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

On August 9, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid 10 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.1 USD.

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

*Currently, we operate through our wholly owned subsidiary, School TV Co., Ltd., which is engaged in various business activities and industries, which, at this time, are comprised of:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo;

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

*We conduct several facets of business. Each is described below, in a separate section, organized in descending order of importance based upon the immediacy of revenue generation for the Company.

Nature of Business: Sale of Health Products

*The chart above does not depict when we make direct sales to consumers.

As depicted in the diagram above School TV Co., Ltd., herein referred to as “School TV” is our wholly owned subsidiary through whom we operate exclusively at this time. School TV sells primarily health related consumer goods to distributors and consumers alike. At this time School TV primarily operates under the operational model of “drop shipping.” It should be noted however, that School TV does hold inventory and sells products directly to the consumer from time to time. For products sold through our drop shipping model, after a purchase order has been filled out by a consumer the product is shipped out by School TV’s suppliers, rather than School TV. School TV sends a portion of the proceeds from the sale of any our products directly to suppliers when sold through the dropshipping model. This accounts for Exceed’s cost of the good and any other related expenses. Revenues generated from the sale of inventory held directly by School TV are retained entirely by School TV. We are responsible for shipping goods sold that come from our own supply of inventory.

School TV has acquired its physical inventory, which will be explained in further detail below, from suppliers, and has plans to acquire additional inventory from as of yet unidentified suppliers.

Currently, School TV has future intentions to create an online marketplace to sell goods through but at this time, has not yet begun pursuing development of such a marketplace or website. Plans and timeline of such also remain undetermined.

We currently have no storefront and there is no guarantees that we will ever obtain a storefront. At this time we are not actively seeking to acquire a storefront and we rely exclusively on personal relationships of our Chief Executive Officer to sell our current inventory.

Health Related Products

We offer the below products for sale:

	PURE ESALA	POPOCA	Le jeune	Magic Soap in Bath	Becker
	Supplement	Supplement	Supplement	Soap	Health Beauty Equipment

Benefits	Discharges excessive moisture and salt from the body; Relieves constipation.	Heats the body; Promotes metabolism.	Antioxidation from the body; Keeps moisture in the skin.	Free of additives; Positive for skin health	Activation of tissue by impulse waves
Principal Ingredients	Potassium chloride, Essence of vitamin Hyaluronic acid	Piper longum extracts, Essential vitamins, Ginger and pepper	Placental extracts, Collagen peptide, Essence of melon	Olive oil, Palm oil, Clay called kaoline	N/A
Supplier	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Amoto Kyouiku Kenko Co., Ltd.
Unit Price and Cost
Selling Price JPY	4,000	4,000	9,800	2,400	58,320
Selling Price USD	38.10	38.10	93.33	22.86	555.43
Cost Price JPY	1,920	1,920	5,220	600	37,800
Cost Price USD	18.29	18.29	49.71	5.71	360.00
Markup %	52%	52%	46.7%	75%	35.2%

Current Inventory

Currently, we hold inventory comprised of the above goods which we value at $78,268. The products were purchased at wholesale prices from our suppliers.

Process of Ordering, Delivery and Payment

Should a purchaser purchase a health related supplement or product directly from School TV, the Company provides the purchaser a “call sheet” or in other words a purchase order form which includes but is not limited to, basic information on the purchaser, the shipping address of the purchaser, and payment details of the purchaser. School TV offers standard methods of shipping for its products at the cost of the purchaser. School TV bills the purchaser directly as the purchase is from School TV’s own stock of inventory.

Purchasers may also decide to purchase products through particular ‘distributors’ or sales agents of School TV. In this case the distributors receive a commission decided upon by the Company on a case by case basis. Payments, billing, and shipping are still handled by School TV.

For products not available in School TV’s inventory, the Company utilizes the drop-shipping model described in the proceeding paragraphs. In this case School TV is responsible for collecting payment and shipping information from the purchaser and then provides this information to the supplier at which time the supplier bills the purchaser for the purchase of the product(s) and handles any shipping of the product(s) thereafter. A commission is then paid to School TV for facilitating the transaction. Commissions are on a case by case basis with no set commission.

Competition - Health, Food, and Related Goods

Our primary competition comes from other health food and supplement companies within Japan, but can also include global companies who offer their products within Japan. Some of our competitors have larger resources than we have, a longer operating history, and established connections throughout our target regions, which may make it difficult to penetrate into the market effectively. Even if we do manage to penetrate into the health food and or supplement market with our products there can be no guarantee that we will be able to continue to compete effectively with these established competitors.

Our competition includes, but is not limited to, MUSO Co., Ltd, Asahi Food & Healthcare Co., Ltd., Daiichi Sankyo Co., Ltd., Taisho Pharmaceutical Co., Ltd. and Takeda Pharmaceutical Co., Ltd. Several of these competitors have an established track record in Japan and offer highly valued products throughout the country, which may serve to make it more difficult for our own products to gain attention as we begin operations.

Nature of Business: Promotional Activity

In addition to our retail and drop-shipping business described above we also provide promotional services for third party businesses and receive a commission upon the sale of such product(s) or service(s). Included below we have disclosed the name, and principal good or service, of each third party business to whom we presently offer promotional services.

Products and Services - Sales

Products	Supplier of Product or Service
Internet provider service(s)	Next BB Co., Ltd.
Delivery service(s) of Goods	Real Web Co., Ltd.
Food product(s)	Morita Seicha
Food product(s)	TOMOTO Co., Ltd.

Promotional activities are made through existing relationships of School TV.

Process of Ordering, Delivery and Payment

- Any and all billing, fulfillment, and shipping (if applicable) is handled entirely by the supplier of each product or service exclusively. We receive a commission upon facilitating a sale of a service or product that varies on a case by case basis. We are not directly involved in the sale of any product or service in any way except for assisting with facilitating the sale via promotional services.

Nature of Business: RE/MAX business

Basic structure

Kanagawa region and Okinawa region

On July 7, 2017, our wholly owned subsidiary, School TV entered into a RE/MAX Regional Franchise Agreement with the master franchisor of RE/MAX Japan, Kidding Co., to lease the franchise rights to two Japanese Prefectures, Kanagawa and Okinawa, in consideration of 75,060,000 JPY (674,333 USD) effective on July 7, 2017. Both lease terms are for a term of fifteen years and, after expiration of the lease term, School TV will need to pay to renew its rights to franchise RE/MAX should the Company decide to do so at that time. (*1, *2)

As depicted in the chart above, School TV has leased the rights to be regional franchisor owner of RE/MAX brokerage offices in two Prefectures (regions) of Japan from Kidding Co. Kidding Co. is the managing company for all of Japan’s RE/MAX operations. School TV is not engaged in any real estate activities and any brokerage offices opened up in these prefectures under School TV will be Japanese real estate companies with the proper licenses to carry out real estate sales and activities.

Currently, there is no brokerage office in either of these Prefectures and we have not yet generated any income relating to these activities. School TV is actively searching for real estate companies which will agree to open up, own and run RE/MAX broker offices for each region. However, any and all plans regarding the identification of an appropriate and interested real estate company remain speculative in nature and are still under development. (*3)

Tokyo region

*In relation to the below operations we have not yet generated any income.

On July 28, 2017, School TV entered into an Agreement with Investech Co. whereas it is agreed that School TV will provide monetary support to Investech Co., a Japanese Company, which operates a real estate brokerage office of RE/MAX Japan in the Tokyo region (the “Investech Agreement”). (*4)

On July 28, 2017, School TV entered into a Memorandum of Understanding with Kidding Co., pursuant to which Kidding Co. consents for School TV to provide monetary support to Investech Co., a Japanese Company, which operates a regional branch of RE/MAX Japan in the Tokyo region (further details can be found in the agreement titled “Kidding MOU”).

The Tokyo region has the largest real estate market in Japan. However, there is currently no regional owner in the Tokyo area. As such, Kidding Co. currently conducts management of the RE/MAX location in Tokyo, Japan.

School TV cannot, at this time, open and/or own a real estate brokerage office pursuant to Japanese regulations. However, they are not forbidden from providing monetary support to such brokerage offices in exchange for a percentage of profits from the brokerage offices. At present, School TV provides monetary support to Investech Co., the owner and operator of the RE/MAX brokerage office located in Tokyo. Currently, Investech Co. has three sales agents.

E-Learning Laboratory Co., Ltd (the controlling shareholder of Exceed World, Inc.) intends to provide sales agents to Investech Co. in order to identify potential parties interested in purchasing real estate. Such sales agents will not be directly involved in the sale of any real estate, and their sole purpose is to identify a potential real estate purchaser for Investech to contact and pursue sales efforts. Pursuant to School TV’s relationship with Investech, Co., School TV receives a share of any profits generated from the RE/MAX profits in Tokyo through profit sharing. In the event that a sale is consummated resulting from the efforts of e-Learning Laboratory Co.’s sales agents, then 20% of Investech’s profits for the transaction go to the sales agent, and an additional 24% of the profits are paid to School TV. In any other scenario, that does not include a sales agent from e-Learning Laboratory Co., Ltd, in which Investech generates revenue from the operations of their RE/MAX location then School TV receives 5% of Investech’s profits.

Note: e-Learning Laboratory Co., Ltd and School TV do not have a formal agreement pursuant to their sales agents or profit sharing at this point in time.

From time to time Kidding Co., may pay fees to School TV to cover some or all of the monetary support given to Investech Co., by School TV.

(*5) Ikezoe Trust owns Kidding Co., referred to in the chart as “Kidding”.

Competition - RE/MAX Business

Our primary competition comes from established real estate companies within Japan, but can also include global companies who offer their products/services within Japan. Some of our competitors have larger resources than we have, a longer operating history, and established connections throughout our target regions, which may make it difficult to penetrate into the market effectively and find a real estate company to operate in Kanagawa or Okinawa. Even if we do manage to penetrate into the market there can be no guarantee that we will be able to continue to effectively compete with established competitors in an effective manner.

Employees

We have a total of 4 employees, one of which is our sole officer and director, Tomoo Yoshida. Our employees are also involved in the operations of our wholly owned subsidiary, School TV.

Item 1A. Risk Factors.

We will require additional funds in the future to achieve our current business strategy. Our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future operations. It is possible that financing may not be available when needed. Even if financing is available, it may be on terms that we deem unacceptable or are materially averse to our interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our operations, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

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

We are a start-up stage company. We have generated only minimal revenue to date and may be unable to generate significant amounts of revenue in the future. Because we may not be able to generate any significant amount of revenue, or any revenue at all, in the future our common stock may become worthless.

We are an early stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability.

We are an early stage company with an unproven business strategy. We have only recently started to operate business activities, and have generated only minimal revenue from such operations. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our Company and achieve profitability. There can be no assurance that we will be able to fully implement our business plan at reasonable costs, nor can there be assurance that we will be able to successfully carry out our operations. We expect it will take several years to implement our business plan fully, if at all.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a very limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. This inability could cause our net income in a given quarter, if there is any income at all, to be lower than expected.

We operate in several highly competitive markets, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in several highly competitive markets. Our competition includes all other companies that are in the business of the sale of goods and services and real estate activities. These highly competitive markets could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We offer an array of supplements for sale, and any adverse side effects from the consumption of our supplements may create legal difficulties for our Company.

While we are not presently aware of any adverse side effects from our products, and they have been fully tested and studied by our supplier(s) Exceed World, in the event that a consumer faces adverse side effects that we did not properly disclose we may be subject to lawsuits and additional consequences. In the event that our products are deemed unsafe, at the minimum there would be substantive damage to our Company’s reputation and we would need to either ensure the future safety of our products or identify an entirely new line of products altogether to replace the existing line. In a worst-case scenario, legal consequences may force us to cease operations entirely, in which case investors may lose part or all of their investment.

Currently, preparation for the finding real estate companies to operate as RE/MAX a franchisor has not completed. We will not able to generate any income until we complete these preparations.

We have not yet identified real estate companies to open broker offices in the Kanagawa region or the Okinawa region. Additionally, we have not yet generated any revenues through the Tokyo region. If we delay these preparations, or if our efforts to develop the RE/MAX franchises are not successful for any reason at all, we may not able to generate sufficient income.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient customers in order for our Company to operate profitably. If we do not make a profit, we may be forced to suspend or cease operations.

Due to the fact that we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may be forced to suspend or cease operations.

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

We are presently dependent, to a great extent, upon the experience, abilities and continued services of Tomoo Yoshida, our sole officer and director. We currently do not have an employment agreement with Mr. Yoshida. The loss of his services would delay our business operations substantially.

Because our sole officer and director has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Tomoo Yoshida, our sole officer and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands placed upon him from other obligations could increase, resulting in a scenario in which he would no longer be able to devote sufficient time to the management of our business. The loss of Tomoo Yoshida to our company could negatively impact the development and implementation of our business.

Tomoo Yoshida is our sole officer and director. If he should resign from his positions with the Company, we would no longer have an officer or director until such a point that we appoint a new officer and/or director. If Mr. Yoshida resigned from his positions with the Company our operations would be halted or potentially suspended until we could replace Mr. Yoshida with one or more individuals acting in his previous capacity.

We are extremely dependent on the services of Tomoo Yoshida, our sole officer and director, for the future success of our business. The loss of the services of Tomoo Yoshida could have an adverse effect on our business, financial condition and results of operations. If he should resign we will not have an officer or director. If that should occur, until we find another person or persons to act as an officer, director, or both, our operations will be halted, and may become potentially suspended. In that event it is possible you could lose most, if not all, of your entire investment.

Our sole officer and director, Tomoo Yoshida, is currently funding the operations of the Company. However, he is under no obligation to do so in the future.

In the event that our sole officer and director, Tomoo Yoshida, should choose to cease funding our Company we would be forced to either find funding from another source or, in a worst case scenario, cease operations entirely. In the event that we cannot secure funding on terms which we deem reasonable, investors may lose part or all of their investments if the Company is forced to cease operations.

Our future success is dependent on our implementation of our business plan. We have many significant steps still to take.

Our success will depend in large part on our success in achieving several important steps in the implementation of our business plan. These include, but are not limited to, developing a customer base, developing suppliers, and implementing a successful marketing campaign. If we are not successful in achieving any of the aforementioned milestones we will not be able to fully implement or expand our business plan.

Our growth will place significant strain on our resources.

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

Because the Company’s headquarters and assets are located in Japan, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon US Federal Securities Laws against the Company and its non-US resident officer and director.

While we are organized under the laws of State of Delaware, our sole officer and director is a non-US resident and our headquarters and assets are located outside the United States. Consequently, it may be difficult for investors to affect service of process on our officer/director in the United States and to enforce, in the United States, judgments obtained in United States courts against our officer/director based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

Due to the fact that our sole officer and director is a non-US Citizen, and does not reside in the United States, an investor in the United States may be limited in several ways.

As an investor you may have difficulty with the following:

-Effecting service of process within the United States against our sole officer and director;

-Enforcing U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against the above referenced foreign person in the United States;

-Enforcing in a Japanese court U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign person; and

-Bringing an original action in a Japanese court to enforce liabilities based upon the U.S. federal securities laws against the above foreign person.

Our operations and assets in Japan are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of Japan may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of Japan will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in Japan, could have a material adverse effect on our business, results of operations and financial condition.

Our success depends upon our ability to attract and hire key personnel. Since many of our personnel will be required to be bilingual, or to have other special skills, the pool of potential employees may be small and in high demand by our competitors. Our inability to hire qualified individuals may negatively affect our business, and we may not be able to implement or expand our business plan.

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

Our marketing efforts may be ineffective. If we cannot effectively carry out our marketing campaign, we may not be able to generate any substantive revenue.

We have not yet implemented a marketing campaign. When we do implement a marketing plan it may be ineffective and we may be unsuccessful in generating any substantive amounts of revenue.

For many of our products that we sell, since we in part utilize drop-shipping, there may be a delay on the part of the shipping Company that could negatively impact our reputation.

Since we, on certain occasions, utilize drop-shipping to sell/ship our products, there may be a delay on the part of the shipping Company that could negatively impact our reputation. Any hold up on the part of the shipping company may negatively impact our brand name and our perceived reliability. In this event we may be forced to find alternative shipping arrangements, and/or our business operations may be negatively impacted to such an extent that we cannot recover.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 20,000,000 shares are issued and outstanding as of September 30, 2017. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. e-Learning Laboratory Co. Ltd. provides 10 square meters of office space and 2 square meters of storage space to the Company free of charge. We believe that, at present, this space is suitable for our level of operations. Tomoo Yoshida and Keiichi Koga are the controlling parties of e-Learning Laboratory Co., Ltd.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC Marketplace. Our ticker symbol is EXDW.

Holders

As of January 2, 2018, there are approximately 60 shareholders of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of September 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$46,295	$38,410
Accounts receivable	1,011	-
Inventories	78,268	108,548
Prepaid expenses	9,652	1,029
Total current assets	135,226	147,987

Intangible assets, net	656,828	-

Total assets	$792,054	$147,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,382	$-
Due to related party	159,243	176,749
Accrued expenses	4,512	978
Income tax payable	-	837
Total current liabilities	169,137	178,564

Long-term notes payable	489,019	-
Long-term notes payable - related party	222,281	-

Total liabilities	880,437	178,564

Shareholders’ Deficit
Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and 2016	-	-
Common shares, $0.0001 par value, 500,000,000 shares authorized, 20,000,000 and 400,000,000 issued and outstanding as of September 30, 2017 and 2016, respectively	2,000	40,000
Additional paid-in capital	10,517	(27,483)
Accumulated deficit	(102,543)	(41,100)
Accumulated other comprehensive income (loss)	1,643	(1,994)
Total shareholders’ deficit	(88,383)	(30,577)
Total liabilities and shareholders' deficit	$792,054	$147,987

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Year Ended	Ten months Ended	Ten months Ended
	September 30, 2017	September 30, 2016	September 30, 2015
			(Unaudited recast)
Revenues	$30,273	$33,033	$-
Cost of revenues	42,524	22,678	-
Gross profit (loss)	(12,251)	10,355	-

Operating expenses
General & administrative expenses	45,263	37,724	4,550
Total operating expenses	45,263	37,724	4,550
Loss from operations	(57,514)	(27,369)	(4,550)

Other expense
Interest expense	(3,929)	-	-
Total other expense	(3,929)	-	-

Loss before tax	(61,443)	(27,369)	(4,550)
Income tax expense	-	837	-
Net loss	$(61,443)	$(28,206)	$(4,550)

Comprehensive loss
Net loss	$(61,443)	$(28,206)	$(4,550)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,637	(1,994)	-
Total comprehensive loss	$(57,806)	$(30,200)	$(4,550)

Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic	45,054,945	400,000,000	400,000,000
Diluted	45,054,945	400,000,000	400,000,000

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

Liquidity and Capital Resources

Our cash balance is $46,295 as of September 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of September 30, 2017, the Company has $159,243 due to the related party of Mr. Tomoo Yoshida, our sole officer and director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of September 30, 2017, we have $78,268 in inventory which is made up of various health related products that we intend to sell. Any purchase of goods from our direct supply of inventory will be sent out to the purchaser and we will be responsible for any shipping or related costs.

Net Loss

We recorded a net loss of $61,443 for the year ended September 30, 2017 as opposed to $28,206 for the ten months ended September 30, 2016. The increase in net loss is attributed to increased cost of revenues and operating expenses.

Going Concern

For the year ended September 30, 2017, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Exceed World, Inc.

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiary (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2017 and the ten months ended September 30, 2016. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exceed World, Inc. and its subsidiary as of September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the year ended September 30, 2017 and the ten months ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 2, 2018

-F2-

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of September 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$46,295	$38,410
Accounts receivable	1,011	-
Inventories	78,268	108,548
Prepaid expenses	9,652	1,029
Total current assets	135,226	147,987

Intangible assets, net	656,828	-

Total assets	$792,054	$147,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,382	$-
Due to related party	159,243	176,749
Accrued expenses	4,512	978
Income tax payable	-	837
Total current liabilities	169,137	178,564

Long-term notes payable	489,019	-
Long-term notes payable - related party	222,281	-

Total liabilities	880,437	178,564

Shareholders’ Deficit
Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and 2016	-	-
Common shares, $0.0001 par value, 500,000,000 shares authorized, 20,000,000 and 400,000,000 issued and outstanding as of September 30, 2017 and 2016, respectively (*)	2,000	40,000
Additional paid-in capital (*)	10,517	(27,483)
Accumulated deficit	(102,543)	(41,100)
Accumulated other comprehensive income (loss)	1,643	(1,994)
Total shareholders' deficit	(88,383)	(30,577)
Total liabilities and shareholders' deficit	$792,054	$147,987

The accompanying notes are an integral part of these consolidated financial statements.

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

-F3-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Year Ended	Ten months Ended	Ten months Ended
	September 30, 2017	September 30, 2016	September 30, 2015
			(Unaudited recast)
Revenues	$30,273	$33,033	$-
Cost of revenues	42,524	22,678	-
Gross profit (loss)	(12,251)	10,355	-

Operating expenses
General & administrative expenses	45,263	37,724	4,550
Total operating expenses	45,263	37,724	4,550
Loss from operations	(57,514)	(27,369)	(4,550)

Other expense
Interest expense	(3,929)	-	-
Total other expense	(3,929)	-	-

Loss before tax	(61,443)	(27,369)	(4,550)
Income tax expense	-	837	-
Net loss	$(61,443)	$(28,206)	$(4,550)

Comprehensive loss
Net loss	$(61,443)	$(28,206)	$(4,550)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,637	(1,994)	-
Total comprehensive loss	$(57,806)	$(30,200)	$(4,550)

Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding (*)
Basic	45,054,945	400,000,000	400,000,000
Diluted	45,054,945	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

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

-F4-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock (*)
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders' Deficit
Balance, November 30, 2015	400,000,000	$40,000	$(31,802)	$-	$(12,894)	$(4,696)

Write off previous owner's AP	-	-	4,696			4,696

Capital contribution of subsidiary			4,458			4,458

Acquisition of subsidiary			(4,835)			(4,835)

Foreign currency translation	-	-	-	(1,994)	-	(1,994)

Net loss	-	-	-	-	(28,206)	(28,206)

Balance, September 30, 2016	400,000,000	$40,000	$(27,483)	$(1,994)	$(41,100)	$(30,577)

Stock cancellation	(380,000,000)	(38,000)	38,000	-	-	-

Net loss	-	-	-	-	(61,443)	(61,443)

Foreign currency translation	-	-	-	3,637	-	3,637

Balance, September 30, 2017	20,000,000	$2,000	$10,517	$1,643	$(102,543)	$(88,383)

The accompanying notes are an integral part of these consolidated financial statements.

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

-F5-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2017	Ten months Ended September 30, 2016	Ten months Ended September 30, 2015
			(Unaudited recast)
Cash flows from operating activities
Net loss	$(61,443)	$(28,206)	$(4,550)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	10,656	-	-
Changes in operating assets and liabilities:
Expense contributed to capital	-	-	4,898
Accounts receivable	(1,021)	-	-
Inventories	19,723	(108,548)	-
Prepaid expenses	(8,812)	(1,029)	-
Accounts payable	5,436	-	-
Accrued liabilities	3,731	6,282	(348)
Income tax payable	(825)	-	-
Net cash used in operating activities	(32,555)	(131,501)	-
Cash flows from investing activities
Payment for acquisition of intangible assets	(674,333)	-	-
Net cash used in investing activities	(674,333)	-	-
Cash flows from financing activities
Advance from related party	-	167,768	-
Repayment of related party advances	-	(420)	-
Proceeds from related party loan	223,534	-	-
Proceeds from long-term loan	492,346	-	-
Capital contribution of subsidiary	-	4,458	-
Net cash provided by financing activities	715,880	171,806	-
Effect of exchange rate changes on cash and cash equivalents	(1,107)	(1,895)	-
Net change in cash and cash equivalents	7,885	38,410	-
Cash and cash equivalents, beginning of the period	38,410	-	-
Cash and cash equivalents, end of the period	$46,295	$38,410	$-
Non-cash investing and financing activities
Accrued expenses former related party written off to capital contribution	$-	$4,696	$-
Payable related to acquisition of subsidiary	$-	$4,835	$-
Operating expenses directly paid by related party	$-	$4,467	$-
Stock cancellation	$38,000	$-	$-
Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$823	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

As of September 30, 2017, we operate through our wholly owned subsidiary, School TV Co., Ltd. (“School TV”), which is engaged in various business activities and industries including:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo (See Note 6).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, School TV. Intercompany transactions are eliminated.

FISCAL YEAR

On August 1, 2016, the Board of Directors of the Company approved a resolution to change the Company's fiscal year end from November 30 to September 30, effective immediately as of the date of the board resolution. As a result of this change, our fiscal year 2016 is a 10-month transition period beginning December 1, 2015 through September 30, 2016. The accompanying Consolidated Financial Statements, and the Notes thereto, include our results of operations and cash flows for the year ended September 30, 2017 and the 10-month transition period ended September 30, 2016. In addition, we have presented on the accompanying Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows our unaudited results of operations and cash flows for the comparable 10-month period ended September 30, 2015.

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

INTANGIBLE ASSETS

Intangible assets representing two franchise rights the Company leased from RE/MAX Japan are shown at cost less accumulated amortization. Intangible assets are amortized over 15 years.

Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

-F7-

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

September 30, 2017
Current JPY: US$1 exchange rate	112.47
Average JPY: US$1 exchange rate	111.36

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

COST OF REVENUES

Cost of revenues consists of cost of inventory, amortization of RE/MAX Japan franchise rights and other costs related to the lease of the franchise rights, and cost paid to Investech Co. (See Note 7), all of which are directly attributable to the Company’s business practices.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2017 and 2016.

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

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. This pronouncement provides additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

-F8-

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

School TV’s operation during the year ended September 30, 2017 has resulted a net taxable loss, as such School TV was not subject to income tax for the year ended September 30, 2017. The effective income tax rate of School TV is 0%. Net operating loss of $18,420 is fully allowed as the Company is not able to estimate future operating results due to limited operating history.

For the ten months ended September 30, 2016, income tax for School TV was $837, and the effective income tax rate of School TV was 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended September 30, 2017 and ten months ended September 30, 2016, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $88,035 and $45,012 as of September 30, 2017 and 2016 and will expire beginning in the year 2034. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2017, the Company had generated net loss of $61,443 and negative cash flows from operations of $32,555. As of September 30, 2017, the Company had working deficit of $33,911. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a first priority, we plan to increase sufficient revenues for necessary working capital from our business. If we cannot generate sufficient revenues, we plan to borrow working capital from the director or parent company.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of September 30, 2017 and 2016, the Company had $159,243 and $176,749 owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company, respectively. The advance is due on demand and bears no interest.

On May 24, 2017, the Company borrowed JPY 25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, primarily for the payment to lease the regional franchise rights of the RE/MAX System. The loan matures on May 24, 2023 with an interest rate of 2% per annum. For the year ended September 30, 2017 and ten months ended September 30, 2016, the interest expense related to this note payable was $1,871 and $0, respectively.

For the year ended September 30, 2017, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - LONG-TERM NOTE PAYABLE

The Company planned to obtain the rights from RE/MAX LLC to franchise a system that helps real estate offices in their developments and operations (the “RE/MAX System”). Ikezoe Trust Co. is a sole licensee for RE/MAX System in Japan and is a sole master franchisor authorized by RE/MAX, LLC for a real estate franchising business of RE/MAX, LLC in Japan. Kidding Co. has been appointed as an exclusive sole agent for and on behalf of master franchisor to perform the works relating to the RE/MAX system for the purposes of expanding the RE/MAX system throughout Japan.

On July 7, 2017, School TV entered into a RE/MAX Regional Franchise Agreement (the “Agreement”) with Ikezoe Trust Co. and Kidding Co. (collectively the “RE/MAX Japan”) to lease the franchise rights to 2 prefectures, Kanagawa and Okinawa. Also see Note 7.

On May 22, 2017, in anticipation to the Agreement entered into on July 7, 2017, the Company entered into a loan agreement to borrow JPY 55,000,000, or $492,346 from Mr. Toshihiro Hirai, the CEO of Actcall Inc., the 100% owner of Kidding Co., for the initial payment required upon the execution of the Agreement. The Company received the loan proceeds on May 25, 2017 and made a payment of JPY75,060,000 or $674,333, including the initial consideration and the imposed sales tax, to RE/MAX Japan on May 29, 2017. The loan matures on May 31, 2022 with an interest rate of 1% per annum. For the year ended September 30, 2017 and ten months ended September 30, 2016, the interest expense related to this note payable was $2,058 and $0, respectively.

The principal payments of long-term notes payable and long-term notes payable, related party for the next five years at September 30, 2017 were as follows.

Year ended September 30, 2018	$-
Year ended September 30, 2019	-
Year ended September 30, 2020	-
Year ended September 30, 2021	-
Year ended September 30, 2022	489,019
Thereafter	222,281
Total	$711,300

NOTE 7 - PREPAID EXPENSE

On July 28, 2017, School TV and Investech Co. (“Investech”) signed an agreement, pursuant to which School TV agreed to provide monetary support which includes JPY2,000,000 (approximately $18,000) lump sum opening fee and JPY560,500 (approximately $5,000) monthly management fee to Investech. In return, School TV is entitled to 24% of any sale consummated by the RE/MAX brokerage office due to efforts of sales agents from the Company or e-Learning Laboratory Co., Ltd., the controlling shareholder of the Company. The percentage is 5% when the sale is consummated due to efforts of Investech’s own sales agents.

Only July 28, 2017, School TV entered into a memorandum of understanding with Kidding Co. (“Kidding”), pursuant to which Kidding consents for School TV to provide monetary support to Investech in its effort to expand business under the RE/MAX system. In return for School TV’s effort to develop Investech as a RE/MAX brokerage office, Kidding agreed to reimburse School TV part of the monetary support School TV has paid to Investech, including JPY980,000 (approximately $9,000) reimbursement to the lump sum opening fee and JPY42,000 (approximately $400) to the monthly management fee.

As of September 30, 2017, the unamortized lump sum opening fee paid to Investech, net of reimbursement from Kidding of JPY918,000, or $8,244, is included in prepaid expense. For the year ended September 30, 2017, the amortization of net lump sum opening fee of JPY183,600, or $1,649, and monthly management fee, net of reimbursement from Kidding, of JPY1,104,084, or $9,915, are included in cost of revenues.

NOTE 8 - INTANGIBLE ASSETS, NET

The following table presents the detail of intangible assets:

	9/30/2017	9/30/2016
Franchise rights
Gross carrying value	$667,378	$-
Less: accumulated amortization total	10,550	-
Franchise rights, net	$656,828	$-

NOTE 9 - CONCENTRATIONS

Concentration of Customer

For the year ended September 30, 2017 and the ten months ended September 30, 2016, the Company sold products to a major customer which accounts for 95% and 40.5% of its total revenue, respectively.

For the year ended September 30, 2017 and the ten months ended September 30, 2016, the Company sold products to a major customer which accounts for 0% and 59.5% of its total revenue, respectively.

Concentration of Products

For the year ended September 30, 2017, the Company sold four products, each accounts for 16%, 20%, 11%, and 48% of the Company’s total revenue.

For the ten months ended 2016, the Company sold four products, each accounts for 15%, 12%, 13% and 60% of the Company’s total revenue.

Concentration of Purchase

The Company has not made any purchase for the year ended September 30, 2017.

For the ten months ended September 30, 2016, the Company purchased products from two major customers, each accounts for 84.1% and 15.9% of its total purchase, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY

On October 28, 2016, 19,000,000 shares of the Company’s common stock owned by e-Learning Laboratory Co., Ltd. were cancelled (the “Stock Cancellation”).

On October 28, 2016, the Company performed a forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into twenty (20) shares (the “20-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 20-for-1 Forward Stock Split. The 20-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation.

NOTE 11 – COMMITMENTS

Under the lease of franchise rights (See Note 6), the Company is subjected to the following potential payment commitments: (1) membership fee in the amount of JPY42,000 (approximately $400) per year per sales associate operating  under the RE/MAX brokerage office franchised from the Company (“RE/MAX Office”); (2) monthly ongoing fees comprised of monthly fixed fees, in the amount of JPY60,000 (approximately $500) per RE/MAX Office, and monthly percentage fees, in the amount of 3% of the commission the Company charges from the RE/MAX Office; (3) monthly advertising fee of JPY10,000 (approximately $100) per RE/MAX Office; and (4) unconditional monthly fixed technology fee of JPY10,000 (approximately $100) per leased franchise right. The membership fee and monthly fixed fee are subjected to increase in every two years, and the monthly advertising fee is subjected to increase upon request and negotiation.

As of September 30, 2017, the Company has not had any RE/MAX Office or sales associate, and was not subject to any non-cancellable payments.

-F9-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: lack of segregation of duties, lack of an audit committee, lack of well-established procedures to identify, approve and report related party transactions, lack of a majority of outside directors on board of directors, and lack of sufficient accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below. Also included below are the Officers and Directors of our wholly owned subsidiary, School TV Co., Ltd.

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	55	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

School TV Co., Ltd.

Name	Age	Position(s)

Tomoo Yoshida	55	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Keiichi Koga	50	Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2017.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended September 30, 2017 and for the year ended September 30, 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer Chief Financial Officer Tomoo Yoshida Chief Executive Officer Chief Financial Officer	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole officer and director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements of our Sole Officer and Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report the Company has 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

*The table below is as of September 30, 2017.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Tomoo Yoshida	1,400,000	7.0%	0	0.0%	7.0%
Keiichi Koga	1,400,000	7.0%	0	0.0%	7.0%
5% Shareholders
e-Learning Laboratory Co., Ltd.*	14,894,000	74.5%	0	0.0%	74.5%

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

Item 13. Certain Relationships and Related Transactions.

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd. (“e-Learning”), with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning Laboratory Co., Ltd., 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of sale.

Following the closing of the share purchase transaction, e-Learning gained, what was at the time, an 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On February 29, 2016, the Company entered into a Stock Purchase Agreement with Tomoo Yoshida, our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Pursuant to this Agreement, Tomoo Yoshida transferred to Exceed World, Inc., 10 shares of the common stock of E&F Co., Ltd., a Japan corporation (“E&F”), which represented all of its issued and outstanding shares in consideration of $4,835 (JPY 500,000). Following the effective date of the share purchase transaction on February 29, 2016, Exceed World, Inc. gained a 100% interest in the issued and outstanding shares of E&F’s common stock and E&F became a wholly owned subsidiary of Exceed World.  On August 4, 2016, the E&F changed its name to School TV Co., Ltd (“School TV”) and filed such amendment with the Legal Affairs Bureau in Osaka, Japan.

On April 1, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid $0.215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.002 USD.

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

On August 9, 2016, e-Learning Laboratory Co., Ltd. entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning Laboratory Co., Ltd. sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid 10 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.1 USD.

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

As of September 30, 2017 and 2016, the Company had $159,243 and $176,749 owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company, respectively. The advance is due on demand and bears no interest.

On May 24, 2017, the Company borrowed JPY 25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, for part of the payment to lease the regional franchise rights of the RE/MAX System (See Note 6). The loan matures on May 24, 2023 with an interest rate of 2% per annum. For the year ended September 30, 2017 and ten months ended September 30, 2016, the interest expense related to this note payable was $1,871 and $0, respectively.

For the year ended September 30, 2017, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

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

		2017	2016
Audit fees	MaloneBailey, LLP	$34,605	$16,395
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$34,605	$16,395

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

10.2	Regional Franchise Agreements with the master franchisor of RE/MAX Japan, Kidding Co. (3)

10.3	Business Consignment Agreement with Investech Co. (3)

10.4	Memorandum of Understanding with Kidding Co. (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 2, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 2, 2018