Form 10-Q
period 2017-12-31
Exceed World, Inc.
filed 2018-02-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

  Issuer's telephone number: +81-6-6339-4177

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 14, 2018 there were approximately 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	December 31, 2017	September 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$13,357	$46,295
Accounts receivable	7,005	1,011
Inventories	78,129	78,268
Prepaid expenses	7,286	9,652

Total current assets	105,777	135,226

Intangible assets, net	644,558	656,828

Total assets	$750,335	$792,054

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,373	$5,382
Due to related party	158,960	159,243
Accrued expenses	6,368	4,512

Total current liabilities	170,701	169,137

Long-term notes payables	488,151	489,019
Long-term notes payables – related party	221,887	222,281

Total liabilities	880,739	880,437

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and September 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2017 and September 30, 2017)	2,000	2,000
Additional paid-in capital	10,517	10,517
Accumulated deficit	(144,640)	(102,543)
Accumulated other comprehensive income	1,719	1,643

Total shareholders' deficit	(130,404)	(88,383)

Total liabilities and shareholders' deficit	$750,335	$792,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months	Three months
	Ended	Ended
	December 31, 2017	December 31, 2016

Revenues	$9,987	$8,486
Cost of revenues	28,522	5,658
Gross profit (loss)	(18,535)	2,828

Operating expenses
General and administrative expenses	21,237	14,119
Total Operating Expenses	21,237	14,119
Loss from operations	(39,772)	(11,291)

Other expense
Interest expense	2,325	-
Total other expense	2,325	-

Loss before tax	(42,097)	(11,291)
Income tax expense	-	410
Net loss	$(42,097)	$(11,701)

Comprehensive loss
Net loss	$(42,097)	$(11,701)
Other comprehensive income
Foreign currency translation adjustment	76	4,781
Total comprehensive loss	$(42,021)	$(6,920)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	20,000,000	120,219,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months	Three months
	Ended	Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities
Net loss	$(42,097)	$(11,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	11,083	-
Changes in operating assets and liabilities:
Accounts receivable	(5,985)	(8,486)
Inventories	-	5,657
Accounts payable	-	-
Prepaid expenses	2,344	286
Accrued expenses	1,861	(256)
Income tax payables	-	(363)
Net cash used in operating activities	(32,794)	(14,863)

Effect of exchange rate changes on cash and cash equivalents	(144)	(4,199)

Net Change in cash and cash equivalents	$(32,938)	$(19,062)
Cash and cash equivalents, beginning of period	46,295	38,410
Cash and cash equivalents, end of period	$13,357	$19,348

Non-cash investing and financing activities
Stock cancellation	$-	$38,000

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

As of December 31, 2017, we operate through our wholly owned subsidiary, School TV Co., Ltd. (“School TV”), which is engaged in various business activities and industries including:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2017, included in our Form 10-K.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, School TV. Intercompany transactions are eliminated.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2017
Current JPY: US$1 exchange rate	112.67
Average JPY: US$1 exchange rate	112.88

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

School TV’s operation during the three months ended December 31, 2017 has resulted a net taxable loss, as such School TV was not subject to income tax for the three months ended December 31, 2017. The effective income tax rate of School TV is 0%. Deferred tax assets arise from net operating loss of $39,30 is fully allowed as the Company is not able to estimate future operating results due to limited operating history. The net operating loss carry forward will start to expire in the year 2026.

For the three months ended December 31, 2016, income tax for School TV was $410. The effective tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2017 and 2016, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2017, the Company had generated net loss of $42,097 and negative cash flows from operations of $32,794. As of December 31, 2017, the Company had working deficit of $64,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a first priority, we plan to increase sufficient revenues for necessary working capital from our business. If we cannot generate sufficient revenues, we plan to borrow working capital from the director or parent company.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2017 and September 30, 2017, the Company had $158,960 and $159,243, respectively, owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company, respectively. The advance is due on demand and bears no interest.

On May 24, 2017, the Company borrowed JPY 25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, primarily for the payment to lease the regional franchise rights of the RE/MAX System. The loan matures on May 24, 2023 with an interest rate of 2% per annum. For the three months ended December 31, 2017, the interest expense related to this note payable was $1,107.

For the three months ended December 31, 2017, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - LONG-TERM NOTE PAYABLE

On May 22, 2017, the Company entered into a loan agreement to borrow JPY 55,000,000, or $492,436 from Mr. Toshihiro Hirai, the CEO of Actcall Inc., the 100% owner of Kidding Co., for the initial payment required upon the execution of the RE/MAX Regional Franchise Agreement entered on July 7, 2017. The loan matures on May 31, 2022 with an interest rate of 1% per annum. For the three months ended December 31, 2017, the interest expense related to this note payable was $1,218.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table presents the detail of intangible assets:

	12/31/2017	9/30/2017
Franchise rights
Gross carrying value	$666,193	$667,378
Less: accumulated amortization total	21,635	10,550
Franchise rights, net	644,558	656,828

NOTE 8 – COMMITMENTS

Under the lease of franchise rights, the Company is subjected to the following potential payment commitments: (1) membership fee in the amount of JPY42,000 (approximately $400) per year per sales associate operating  under the RE/MAX brokerage office franchised from the Company (“RE/MAX Office”); (2) monthly ongoing fees comprised of monthly fixed fees, in the amount of JPY60,000 (approximately $500) per RE/MAX Office, and monthly percentage fees, in the amount of 3% of the commission the Company charges from the RE/MAX Office; (3) monthly advertising fee of JPY10,000 (approximately $100) per RE/MAX Office; and (4) unconditional monthly fixed technology fee of JPY10,000 (approximately $100) per leased franchise right. The membership fee and monthly fixed fee are subjected to increase in every two years, and the monthly advertising fee is subjected to increase upon request and negotiation.

As of December 31, 2017, the Company has not had any RE/MAX Office or sales associate, and was not subject to any non-cancellable payments.

NOTE 9 – CONCENTRATIONS

Concentration of revenues

For the three months ended December 31, 2017, the Company generated revenue from two customers in relation to its RE/MAX business in the amount of $2,840 and $6,761, accounting for 28% and 68% of the total revenues, respectively.

For the three months ended December 31, 2016, the Company sold health products in the amount of $8,486 to a major customer which accounts for 100% of the total revenues.

Concentration of accounts receivable

As of December 31, 2017, the Company has accounts receivable in the amount of $6,774 from a customer which accounts for 97% of the total accounts receivable,

As of December 31, 2016, the Company has accounts receivable in the amount of $7,968 from a customer which accounts for 100% of the total accounts receivable.

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

Business Information

The Company is a start-up stage company operates through our wholly owned subsidiary, School TV Co., Ltd. (“School TV”), which is engaged in various business activities and industries including:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo.

Our principal executive offices are located at 1-2-38-8F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4117.

Liquidity and Capital Resources

Our cash balance is $13,357 as of December 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2017, the company has a due to the related party of Mr. Tommo Yoshida, our sole Officer and Director, in the amount of $158,960.

As of December 31, 2017, the Company had $221,887 owed to e-Learning Laboratory Co., Ltd., the beneficial owner of the Company.

As of December 31, 2017, the Company had $488,151 owed to Mr. Toshihiro Hirai.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of December 31, 2017, we have $78,129 in inventory which primarily consists of a health beauty equipment. Any goods that are purchased from our supply of physical inventory are sent out to the purchaser. We are responsible for any shipping and or related costs.

Net Loss

We have recorded a net loss of $42,097 and $11,701 for the three months ended December 31, 2017 and 2016, respectively. The larger net loss we experienced for the three months ended December 31, 2017 is attributed to the fact that we have increased our level of our operations and thus experienced increased expenses to operate our business.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2017, the Company had generated net loss of $42,097 and negative cash flows from operations of $32,794. As of December 31, 2017, the Company had working deficit of $64,924. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

As of December 31, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending December 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2017 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: February 14, 2018