Form 10-Q
period 2018-03-31
Exceed World, Inc.
filed 2018-05-15
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2018 there were approximately 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$71,412	$46,295
Accounts receivable	143	1,011
Inventories, net	82,306	78,268
Prepaid expenses	4,475	9,652

Total current assets	158,336	135,226

Intangible assets, net	671,668	656,828

Total assets	$830,004	$792,054

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,697	$5,382
Due to related parties	262,658	159,243
Accrued expenses	25,504	4,512

Total current liabilities	293,859	169,137

Long-term notes payables	517,598	489,019
Long-term notes payables – related party	235,272	222,281

Total liabilities	1,046,729	880,437

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2018 and September 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017)	2,000	2,000
Additional paid-in capital	10,517	10,517
Accumulated deficit	(220,863)	(102,543)
Accumulated other comprehensive income (loss)	(8,379)	1,643

Total shareholders' deficit	(216,725)	(88,383)

Total liabilities and shareholders' deficit	$830,004	$792,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$1,171	$5,363	$11,158	$13,849
Cost of revenues	30,509	3,285	59,031	8,943
Gross profit (loss)	(29,338)	2,078	(47,873)	4,906

Operating expenses
Selling, general and administrative expenses	44,464	19,796	65,701	33,915
Total Operating Expenses	44,464	19,796	65,701	33,915
Loss from operations	(73,802)	(17,718)	(113,574)	(29,009)

Other expense
Interest expense	2,421	-	4,746	-
Total other expense	2,421	-	4,746	-

Loss before tax	(76,223)	(17,718)	(118,320)	(29,009)
Income tax expense	-	56	-	466
Net loss	$(76,223)	$(17,774)	$(118,320)	$(29,475)

Comprehensive loss
Net loss	$(76,223)	$(17,774)	$(118,320)	$(29,475)
Other comprehensive income (loss)
Foreign currency translation adjustment	(10,098)	(2,100)	(10,022)	2,681
Total comprehensive loss	$(86,321)	$(19,874)	$(128,342)	$(26,794)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	20,000,000	20,000,000	20,000,000	70,386,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months	Six months
	Ended	Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net loss	$(118,320)	$(29,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	22,618	-
Write-down of inventory value	174	-
Changes in operating assets and liabilities:
Accounts receivable	890	(349)
Inventories	342	8,943
Prepaid expenses	5,515	420
Accrued expenses	19,911	(229)
Income tax payables	-	(294)
Net cash used in operating activities	(68,870)	(20,984)

Cash flows from financing activities
Advance from related party	90,547	-
Net cash provided by financing activities	90,547	-

Effect of exchange rate changes on cash and cash equivalents	3,440	(3,520)

Net Change in cash and cash equivalents	$25,117	$(24,504)
Cash and cash equivalents, beginning of period	46,295	38,410
Cash and cash equivalents, end of period	$71,412	$13,906

Non-cash investing and financing activities
Stock cancellation	$-	$38,000

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

As of March 31, 2018, we operate through our wholly owned subsidiary, School TV Co., Ltd. (“School TV”), which is engaged in various business activities and industries including:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six months ended March 31, 2018, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2017, included in our Form 10-K.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, School TV. Intercompany transactions are eliminated.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, write-down in value of inventory and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

March 31, 2018
Current JPY: US$1 exchange rate	106.26
Average JPY: US$1 exchange rate	110.62

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

School TV’s operation during the six months ended March 31, 2018 has resulted a net taxable loss, as such School TV was not subject to income tax for the six months ended March 31, 2018. The effective income tax rate of School TV is 0%. Deferred tax assets arise from net operating loss carried forward of $104,766 is fully allowed as the Company is not able to estimate future operating results due to limited operating history. The net operating loss carry forward will start to expire in the year 2026.

For the six months ended March 31, 2017, income tax for School TV is $466. The effective tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2018 and 2017, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

United States

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Act”), was signed into law on December 22, 2017. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The 2017 Act also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the 2017 Act on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

One-Time Transition Tax Related to the 2017 Act

The Company estimated the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the 2017 Act. The Company retained an accumulated deficit as of December 31, 2017 and therefore did not recognize any one-time transition tax. The actual impact of the 2017 Act on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2018, the Company had generated net loss of $118,320 and negative cash flows from operations of $68,870. As of March 31, 2018, the Company had working deficit of $135,523. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a first priority, we plan to increase sufficient revenues for necessary working capital from our business. If we cannot generate sufficient revenues, we plan to borrow working capital from the director or parent company.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2018 and September 30, 2017, the Company had $168,549 and $159,243, respectively, owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company, respectively. The advance is due on demand and bears no interest.

As of March 31, 2018 and September 30, 2017, the Company had $94,109 and $0, respectively, owed to e-Communications Co., Ltd. Tomoo Yoshida, our CEO, is also the CEO of e-Communications Co., Ltd. The advance is due on demand and bears no interest.

On May 24, 2017, the Company borrowed JPY 25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company, primarily for the payment to lease the regional franchise rights of the RE/MAX System. The loan matures on May 24, 2023 with an interest rate of 2% per annum. For the six months ended March 31, 2018, the interest expense related to this note payable was $2,260.

For the six months ended March 31, 2018, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - LONG-TERM NOTE PAYABLE

On May 22, 2017, the Company entered into a loan agreement to borrow JPY 55,000,000, or $492,436 from Mr. Toshihiro Hirai, the CEO of Actcall Inc., the 100% owner of Kidding Co., for the initial payment required upon the execution of the RE/MAX Regional Franchise Agreement entered on July 7, 2017. The loan matures on May 31, 2022 with an interest rate of 1% per annum. For the six months ended March 31, 2018, the interest expense related to this note payable was $2,486.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table presents the detail of intangible assets:

	3/31/2018	9/30/2017
Franchise rights
Gross carrying value	$706,381	$667,378
Less: accumulated amortization total	34,713	10,550
Franchise rights, net	$671,668	$656,828

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

As of March 31, 2018, the Company has not had any RE/MAX Office or sales associate, and was not subject to any non-cancellable payments.

NOTE 9 – CONCENTRATIONS

Concentration of revenues

For the six months ended March 31, 2018, the Company generated revenues of $11,158, of which 90% was generated in the first three months. The revenues generated from two customers in relation to its RE/MAX business were $2,930 and $6,975, accounting for 26% and 63% of the total revenues, respectively.

For the six months ended March 31, 2017, the Company generated revenues of $13,849. $13,173 was generated by selling health products to a major customer which accounts for 95% of the total revenues.

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

Liquidity and Capital Resources

Our cash balance is $71,412 as of March 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2018, the company has a due to the related party of Mr. Tommo Yoshida, our sole Officer and Director, in the amount of $168,549.

As of March 31, 2018, the Company had $94,109 owed to e-Communications Co., Ltd. Tomoo Yoshida, our CEO, is also the CEO of e-Communications Co., Ltd.

As of March 31, 2018, the Company had $235,272 owed to e-Learning Laboratory Co., Ltd., the beneficial owner of the Company.

As of March 31, 2018, the Company had $517,598 owed to Mr. Toshihiro Hirai.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of March 31, 2018, we have $82,306 in inventory which primarily consists of a health beauty equipment. Any goods that are purchased from our supply of physical inventory are sent out to the purchaser. We are responsible for any shipping and or related costs.

Net Loss

For the three months ended March 31, 2018 and 2017, we have recorded a net loss of $76,223 and $17,774, respectively. For the six months ended March 31, 2018 and 2017, we have recorded a net loss of $118,320 and $29,475, respectively. The larger net loss we experienced for the three months and six months ended March 31, 2018 is attributed to the fact that we have increased our level of our operations and thus experienced increased expenses to operate our business.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2018, the Company had generated net loss of $118,320 and negative cash flows from operations of $68,870. As of March 31, 2018, the Company had working deficit of $135,523. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of March 31, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending March 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2018 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: May 15, 2018