Form 10-Q
period 2018-06-30
Exceed World, Inc.
filed 2018-08-20
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 20, 2018 there were approximately 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	June 30, 2018	September 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$31,839	$46,295
Accounts receivable	1,107	1,011
Inventories, net	78,570	78,268
Prepaid expenses	1,634	9,652

Total current assets	113,150	135,226

Intangible assets, net	633,656	656,828

Total assets	$746,806	$792,054

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,470	$5,382
Due to related parties	252,214	159,243
Accrued expenses	995	2,475
Deferred income	807	-

Total current liabilities	259,486	167,100

Long-term note payable	497,018	489,019
Long-term note payable – related party	225,917	222,281
Long-term accrued interest	5,799	2,037
Long-term deferred income	2,396	-

Total non-current liabilities	731,130	713,337

Total liabilities	990,616	880,437

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2018 and September 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of June 30, 2018 and September 30, 2017)	2,000	2,000
Additional paid-in capital	12,847	10,517
Accumulated deficit	(259,565)	(102,543)
Accumulated other comprehensive income	908	1,643

Total shareholders' deficit	(243,810)	(88,383)

Total liabilities and shareholders' deficit	$746,806	$792,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$475	$10,018	$11,633	$23,867
Cost of revenues	29,990	6,506	89,021	15,449
Gross profit (loss)	(29,515)	3,512	(77,388)	8,418

Operating expenses
Selling, general & administrative expenses	6,984	4,933	72,685	38,848
Total operating expenses	6,984	4,933	72,685	38,848
Loss from operations	(36,499)	(1,421)	(150,073)	(30,430)

Other expense
Interest expense	2,203	-	6,949	-
Total other expense	2,203	-	6,949	-

Loss before tax	(38,702)	(1,421)	(157,022)	(30,430)
Income tax expense	-	480	-	946
Net loss	$(38,702)	$(1,901)	$(157,022)	$(31,376)

Comprehensive loss
Net loss	$(38,702)	$(1,901)	$(157,022)	$(31,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	9,287	558	(735)	3,239
Total comprehensive loss	$(29,415)	$(1,343)	$(157,757)	$(28,137)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	20,000,000	20,000,000	20,000,000	53,529,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net loss	$(157,022)	$(31,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	34,078	-
Write-down of inventory value	639	-
Changes in operating assets and liabilities:
Accounts receivable	(80)	(5,170)
Inventories, net	343	15,448
Prepaid expenses	8,215	421
Accrued expenses	774	(59)
Deferred income	811	-
Long-term accrued interest	3,746	-
Long-term deferred income	2,407	-
Income tax payables	-	186
Net cash used in operating activities	(106,089)	(20,550)

Cash flows from investing activities
Payment for acquisition of intangible assets	-	(674,333)
Net cash used in investing activities	-	(674,333)

Cash flows from financing activities
Advance from related party	90,547	-
Proceeds from related party loan	-	223,534
Proceeds from long-term loan	-	492,346
Net cash provided by financing activities	90,547	715,880

Effect of exchange rate changes on cash and cash equivalents	1,086	(1,186)

Net Change in cash and cash equivalents	$(14,456)	$19,811
Cash and cash equivalents, beginning of period	46,295	38,410
Cash and cash equivalents, end of period	$31,839	$58,221

Supplemental cash flow information
Interest paid	$2,270	$-
Income taxes paid	$-	$823

Non-cash investing and financing activities
Stock cancellation	$-	$38,000
Interest concession	$2,330	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., formerly known as Brilliant Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

As of June 30, 2018, we operate through our wholly owned subsidiary, School TV Co., Ltd. (“School TV”), which is engaged in various business activities and industries including:

- The sale and distribution of health related products;

- The promotion of third party consumer goods and services;

- RE/MAX business in Kanagawa, Okinawa and Tokyo.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months ended June 30, 2018, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2017, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

June 30, 2018
Current JPY: US$1 exchange rate	110.66
Average JPY: US$1 exchange rate	110.13

RECLASSIFICATION

Certain prior year amounts have been classified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective October 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. The Company anticipates the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company’s consolidated statements of income and comprehensive loss. The Company continues to assess all potential impacts of the standard.

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

School TV’s operation during the nine months ended June 30, 2018 has resulted a net taxable loss, as such School TV was not subject to income tax for the nine months ended June 30, 2018. The effective income tax rate of School TV is 0%. Deferred tax assets arise from net operating loss carried forward of $132,288 are fully allowed as the Company is not able to estimate future operating results due to limited operating history. The net operating loss carry forward will start to expire in the year 2026.

For the nine months ended June 30, 2017, income tax for School TV is $946. The effective tax rate of School TV is 15%.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2018 and 2017, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2018, the Company had generated net loss of $157,022 and negative cash flows from operations of $106,089. As of June 30, 2018, the Company had working deficit of $146,336. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a first priority, we plan to increase sufficient revenues for necessary working capital from our business. If we cannot generate sufficient revenues, we plan to borrow working capital from the director or parent company.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2018 and September 30, 2017, the Company had $161,847 and $159,243, respectively, owed to Tomoo Yoshida, Chief Executive Officer and Chief Financial Officer of the Company. The advance is due on demand and bears no interest.

As of June 30, 2018 and September 30, 2017, the Company had $90,367 and $0, respectively, owed to e-Communications Co., Ltd. Tomoo Yoshida, our CEO, is also the CEO of e-Communications Co., Ltd. The advance is due on demand and bears no interest. For the nine months ended June 30, 2018 and 2017, the Company borrowed $90,547 and $0, respectively, from e-Communications Co., Ltd..

On May 24, 2017, the Company borrowed JPY25,000,000, or $223,534 from e-Learning Laboratory Co., Ltd., the beneficial owner of the Company (“e-Learning”), primarily for the payment to lease the regional franchise rights of the RE/MAX System. The loan matures on May 24, 2023. On May 29, 2018, e-Learning agreed to decrease the interest rate from 2% to 1% retroactively from the issuance date of the loan, which granted a concession on previous interest accrued at the reduced rate. As a result $2,330 additional paid-in capital was recognized in relation to the concession. The interest expense related to this note payable was $3,203 and $0 during the nine months ended June 30, 2018 and 2017, respectively.

For the nine months ended June 30, 2018, e-Learning Laboratory Co. Ltd. provided 10 square meters of office space and 2 square meters of storage space to the Company free of charge.

NOTE 6 - LONG-TERM NOTE PAYABLE

On May 22, 2017, the Company entered into a loan agreement to borrow JPY55,000,000, or $492,346 from Mr. Toshihiro Hirai, the CEO of Actcall Inc., the 100% owner of Kidding Co., for the initial payment required upon the execution of the RE/MAX Regional Franchise Agreement entered on July 7, 2017. The loan matures on May 31, 2022 with an interest rate of 1% per annum due on maturity. For the nine months ended June 30, 2018 and 2017, the interest expense related to this note payable was $3,746 and $0, respectively, recorded as long-term accrued interest.

NOTE 7 - INTANGIBLE ASSETS, NET

The following table presents the detail of intangible assets:

	6/30/2018	9/30/2017
Franchise rights
Gross carrying value	$678,294	$667,378
Less: accumulated amortization total	44,638	10,550
Franchise rights, net	$633,656	$656,828

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

As of June 30, 2018, the Company granted RE/MAX franchise to one RE/MAX Office and had one sales associate under the franchise.

NOTE 9 – CONCENTRATIONS

Concentration of revenues

For the nine months ended June 30, 2018, the Company generated revenues of $11,633, $2,943 and $6,930, accounting for 25% and 60% of the total revenues, were generated from two customers in relation to its RE/MAX business, respectively.

For the nine months ended June 30, 2017, the Company sold health products in the amount of $22,689 to a major customer which accounts for 95.1% of its total revenue.

NOTE 10 – SUBSEQUENT EVENTS

On July 27, 2018, e-Learning, the beneficial owner of the Company, agreed to acquire significant majority of the remaining health beauty equipment, “Becker”, at cost from the Company. The Company completed the delivery subsequently on July 31, 2018.

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

Liquidity and Capital Resources

Our cash balance is $31,839 as of June 30, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Tomoo Yoshida, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees and professional fees. Tomoo Yoshida, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of June 30, 2018, the company has a due to the related party of Mr. Tommo Yoshida, our sole Officer and Director, in the amount of $161,847.

As of June 30, 2018, the Company had $90,367 owed to e-Communications Co., Ltd. Tomoo Yoshida, our CEO, is also the CEO of e-Communications Co., Ltd.

As of June 30, 2018, the Company had $225,917 owed to e-Learning Laboratory Co., Ltd., the beneficial owner of the Company.

As of June 30, 2018, the Company had $497,018 owed to Mr. Toshihiro Hirai.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Inventory

As of June 30, 2018, we have $78,570 in inventory which primarily consists of a health beauty equipment. Any goods that are purchased from our supply of physical inventory are sent out to the purchaser. We are responsible for any shipping and or related costs.

On July 27, 2018, e-Learning, the beneficial owner of the Company, agreed to acquire significant majority of the remaining health beauty equipment, "Becker", at cost from the Company. The Company completed the delivery subsequently on July 31, 2018.

Net Loss

For the three months ended June 30, 2018 and 2017, we have recorded a net loss of $38,702 and $1,901, respectively. For the nine months ended June 30, 2018 and 2017, we have recorded a net loss of $157,022 and $31,376, respectively. The larger net loss we experienced for the three months and nine months ended June 30, 2018 is attributed to the fact that we have increased our level of our operations and thus experienced increased expenses to operate our business.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2018, the Company had generated net loss of $157,022 and negative cash flows from operations of $106,089. As of June 30, 2018, the Company had working deficit of $146,336. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of E&F - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2018 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2016, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: August 20, 2018