Form 10-K
period 2018-09-30
Exceed World, Inc.
filed 2019-01-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $0.0001	OTC Markets

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

[  ] Yes [X] No

As of March 31, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,222,180 based on a market price per share of $0.53.

As of January 14, 2019 there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

Exceed World, Inc.

Note: e-Learning Laboratory Co., Ltd. may be referred to herein as “e-Learning”, Force Internationale Limited may be referred to herein as “Force Internationale.” Force International Holdings Limited may be referred to herein as “Force Holdings.” References to “the Company” are synonymous with Exceed World, Inc. unless otherwise specified.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Brilliant Acquisition, Inc., under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business.

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd. (“e-Learning”), with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning, 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of sale.

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

On April 1, 2016, e-Learning entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid $0.215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.002 USD.

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

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

On August 9, 2016, e-Learning entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid 10 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.1 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on July 20, 2016 at 4pm EST.

On October 28, 2016, Exceed World, Inc., a Delaware corporation, (the “Company” or “Exceed”), with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized the cancellation of shares owned by e-Learning. e-Learning has provided consent for the cancellation of shares. The total number of shares cancelled was 19,000,000 shares which was comprised of 16,500,000 restricted common shares and 2,500,000 free trading shares.

Shareholder’s name: e-Learning Laboratory Co., Ltd.

Total amount of shares cancelled	19,000,000	shares
Restricted shares	16,500,000	shares
Free trading shares	2,500,000	shares

On October 28, 2016, every one (1) share of Common Stock, par value $.0001 per share, of the company issued and outstanding was automatically reclassified and changed into twenty (20) shares fully paid and non-assessable shares of Common Stock of the company, par value $.0001 per share. (“20-for-1 Forward Stock Split”) No fractional shares were issued. The authorized number of shares, and par value per share, of Common Stock are not affected by the 20-for-1 Forward Stock Split.

On October 28, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. The effective date of the 20-for-1 Forward Stock Split was upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment can be found as Exhibit 3.1 to Form 8-K filed November 1, 2016.

During July 2017 and August 2017, e-Learning entered into stock purchase agreements with 24 Japanese individuals. Pursuant to these agreements, e-Learning sold 2,240,000 shares of its common stock in total to these individuals and received $38,263 as aggregate consideration.

On September 26, 2018, e-Learning, a direct wholly owned subsidiary of Force International Holdings Limited, a Hong Kong limited company (“Force Holdings”), which was incorporated in Hong Kong with limited liability, entered into a share purchase agreement with Force Internationale Limited, a Cayman Island limited company (“Force Internationale”), the sole shareholder of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of US$26,000.

On September 26, 2018, the Company entered into, and consummated, a share purchase agreement with Force Internationale to acquire 100% of Force Holdings. Force Holdings is the 100% owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale.

On December 6, 2018, Exceed World, Inc., a Delaware company (the "Company" and or "Exceed") entered into a Share Contribution Agreement (this "Agreement") with Force Internationale Limited, a Cayman Island limited company ("Force Internationale"), our controlling shareholder. Under this Agreement, the Company transferred 100% of the equity interests of School TV Co., Ltd., a Japan corporation ("School TV"), to Force Internationale without consideration. This Agreement and action were approved by the board of directors of each of, Exceed, Force Internationale and School TV. A copy of this Agreement is included as Exhibit 10.1 to this Current Report and is hereby incorporated by reference.

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Background Information

Exceed World, Inc., is referred to herein as, “the Company.”

With the completion of the Company’s acquisition of Force Holdings and its subsidiaries (hereinafter, collectively referred to as the “Group”), our primary business activity became to provide education services as of September 26, 2018, the date the Company acquired 100% ownership of Force Holdings. The Company and the Group share the same business plan, which is to provide educational services.

Note: e-Learning Laboratory Co., Ltd, a Japan Corporation, is the wholly owned subsidiary of Force International Holdings Limited, a Hong Kong limited company. e-Communications Co., Ltd, a Japan Corporation, is a wholly owned subsidiary of e-Learning Laboratory Co, Ltd, a Japan Corporation.

The Group is an education service provider in Japan that offers a range of e-learning education programs, and additional supporting services, through an internet platform called “Force Club”, which was launched in 2007. The Group has offered, and continues to offer, e-learning programs through Force Club, all of which were procured from independent third-party software developers, based in Japan, who have been identified and hired by the Group. The e-learning education programs include, but are not strictly limited to, pre-school learning resources, learning resources supplementing elementary school, junior high school and senior high school curriculum, preparation courses for university entrance examinations, professional qualification examinations, and English learning. Through this diverse range of courses, it is the Group’s intention to sustain a diverse customer base ranging from pre-school children to students and adult learners.

A list of the Group’s e-learning programs, target customer groups, and release date are set out below. The e-learning programs of Force Club mainly serve as supplemental learning resources and self-learning tools for students and adult learners.

No.	Content Name	Target Audience	Compatible Devices	Release Date
1	ENGLISH MONSTERS	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
2	Romantic English Conversation - London Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
3	Romantic English Conversation - College Life Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
4	ENGLISH MONSTERS AR	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
5	The Blue Danube	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
6	The Nutcracker	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
7	Peter & the Wolf	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
8	The Four Seasons	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
9	The Carnival of the Animals	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
10	Play A,B,C on the Keyboard	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
11	Say Hello to English Words!	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
12	Force Paint	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
13	Force Musician	Infants	iOS smartphone / tablet	2012
14	Inheritance Diagnosis Consultant	Adult	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
15	Sign Language Course	Adult	PC	2014
16	University Entrance Exam Preparation Course	High school student / Those who prepare for entrance exam	PC	2008
			Android smartphone / tablet	2014
17	LEARNING EYES	Adult	PC	2012
			Android smartphone / tablet	2014
18	High School Student-oriented e-learning	High school student	PC	2009
			Android smartphone / tablet	2014
19	Folstar	Adult	Feature Phone	2008
20	Qualification Attainment Strategies Course	Adult	iOS smartphone / tablet	2015
			Android smartphone / tablet
21	School TV	Primary school student / Middle school student	PC	2015
			iOS smartphone / tablet
			Android smartphone / tablet
23	English Monsters app	Main: High school student / College student (However, primary school student, middle school student, and adults are also included as targets.)	iOS smartphone / tablet	2015
23	ForceMart	Force Club Members	PC	2017
			iOS smartphone / tablet
			Android smartphone / tablet

In order to access the Group’s e-learning programs, customers must first register as a member of Force Club. From 2002 to 2007 the Group began to offer its e-learning programs to customers via CD-ROMs with pre-loaded learning content. Due to the rise in internet usage, the Group has made its e-learning programs available on its website for its customers from 2007 onwards. Customers need to pay a monthly fee in order to access and view the most up-to-date content on the website of the Group.

In light of the increasing popularity of tablet devices, and to cater to the demand of young learners and users in rural areas of Japan, the Group released its e-learning programs on smartphones and tablet devices for customer use beginning in 2012. The e-learning programs of Force Club are designed for residents of Japan, and thus the e-learning programs are presented in Japanese only and no translated version is available.

Beginning in 2015, in addition to e-learning, the Group began to conduct offline classes, such as the Force Abacus School (teaching abacus and arithmetic by using the Ishido method) and Force Robot Programming School (a program related to computer programming by using tablet-type devices). At present any and all offline courses are, and will be, taught by teachers contracted by the Group.

The Group regularly updates its e-learning materials and programs and performs an annual review of all courses. However, if any changes in rules and regulations will affect the Group’s materials or programs (such as amendments to the Course of Study by Ministry of Education, Culture, Sports, Science and Technology), such changes will be reflected in our materials and programs accordingly. In particular, the learning resources supplementing elementary school, junior high school and senior high school curriculum would be overhauled in conjunction with any revision of school curriculums, which generally takes place once in a four-year period. In addition, most preparation courses for university entrance examinations and professional qualification examinations would be revised at one to two-year intervals to cater to any changes to the examination syllabus. The website of the Group is updated from time to time to reflect the updates and changes to the learning materials and programs. For users with smartphones and tablet devices, these updates can also be downloaded from the Group’s website.

The website of e-Learning Laboratory Co. Ltd can be found at the following link: https://e-ll.co.jp/en/ Users can find corporate information on the website as well as the company’s business, services and social contribution activities. Visitors to the website can find information on the Force Club (which will be detailed below), as well as MANA Digi (the company’s online portal site for business education) and GAKU LOG (an online portal with information regarding educational institution, from kindergarten to graduate school).

Business Model

Apart from using a conventional direct sales marketing strategy, the Group has also adopted multilevel marketing (“MLM”), via the Premium Membership in the Force Club, in operating its businesses.

Since 2002, the Group has adopted a direct sales marketing strategy to market its e-learning programs. Subsequently, in 2007, the Group gradually changed its marketing strategy from direct sales to MLM for the purposes of (i) establishing its brand name and penetrating into the rural areas of Japan; (ii) promoting its products to wider customer groups through premium members; and (iii) incentivizing premium members to recruit new members to join Force Club in order to increase the sales of its products and maximize profits for the Group. Currently, the Group has no retail shops or other point-of-sale for its products (e-learning courses).

MLM was adopted by the Group in order to expand the sales of its e-learning programs through its Force Club members. There are two tiers of Force Club members, namely standard members and premium members. Among Force Club members, premium members get a tablet device which entitles the premium members to life-time access of all of the Group’s e-learning educational content. Since the Group’s e-learning education programs are distributed in the form of online downloads, it can be used both online and offline.

Force Club Membership

Force Club members are those who intend to use products and services the Group offers. There are two tiers of Force Club members, namely standard members and premium members. Premium members”) are those who wish to engage in recruiting new members (“Premium Members”).

Premium Members have to join a premium plan under which members are given rights to use all products and services of the Group, and engage in activities to recruit new Force Club members and obtain monetary rewards and bonuses (special income or commissions) from such activities. The Group enters into a contract (the “Premium Member Contract”) with each of its Premium Members. The salient terms of the Premium Member Contract are as follows:

Eligibility - the following individuals/corporations are eligible to register as the Group’s Premium Members:

(i) Individuals (other than students) who are 20 years old or above and are residents of Japan; and

(ii) Corporations established in Japan.

Applicants are required to provide proof of identity, such as driver’s license, passport or resident card for individual members or a certified copy of the commercial registration for corporate members.

Payments – an applicant who wishes to be a Force Club Premium Member has to join the premium plan and pay an initial payment of JPY453,600, comprising:

(i) The one-off registration fee of JPY10,800;

(ii) The premium package fee of JPY421,200; and

(iii)An advanced payment of monthly membership fees for the initial two months amounting to JPY21,600.

Standard members pay the same registration fee, but a reduced monthly rate and no premium package fee. Monthly membership fees payable from the third month onwards will be automatically transmitted from a member’s bank account until termination of membership.

Based on provisions described fully in the Premium Member Contract there are fees related to, but not exclusively limited to, cancellation of membership and other stipulations pursuant to certain actions. If a Premium Member does not pay the monthly membership fee before the prescribed due date, such Premium Member will be disqualified and will not be paid any commission with respect to his/her recruitment performance in the preceding month, and Force Club services for such Premium Member will be suspended in the following month. The commission and Force Club services for such Premium Member will be resumed in the subsequent month if the monthly membership fee is paid within three months from the due date. Otherwise, the Premium Member is deemed to have withdrawn from his membership if the monthly membership fee is not paid for three consecutive months after the payment due date.

In addition, the Premium Member Contract sets out the rules of conduct required to be observed by Premium Members in recruiting new members to join Force Club. The Group is entitled to suspend a Premium Member’s business activities, suspend his or her commission, demand return of commission(s), remove his or her title, or terminate his or her membership if such Premium Member violates or infringes the rules of conduct or other related laws or regulations, and/or acts in a way that is offensive to public order and morals.

Upon registration as Force Club members, applicants will be given a user ID to gain access to the e-learning programs through Force Club platform. Force Club members will be given additional four user IDs after registration so that they can use a total of five user IDs for accessing e-learning content through Force Club platform.

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 7,635 as of the date of this report.

Competition

We believe that our main competitors are those provide similar e-learning product offerings in Japan. Specifically, we believe our biggest competitors at present are Recruit Marketing Partners Co., Ltd., which provides "Study Supplements", JustSystem Corporation, which provides "Smile Zemi", Benesse Corporation which provides "Challenge Touch" and SuRaLa Net Co., Ltd. which provides "SuRaLa", whose product offerings are also consistent of e-learning programs and services.

Current Advertising

Our advertising expenses are primarily comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, the Group intends to focus on expanding its sales network in order to strengthen its business activities. Currently, revenue is derived primarily from sales of the premium package. While it is the intention of the Group to maintain this revenue stream, and to further increase the number of premium members of the Force Club, the Group also intends to diversify its operations and develop additional business activities.

In order to do so, the Group intends to focus on development of an online educational platform on which additional advertising income can be generated. At present, there are no definitive plans that have been made regarding the implementation or direction of this future online educational platform. However, we intend to begin efforts to hire additional personnel with extensive experience in web marketing in order to assist in the development of our future platform.

Further, it is the intention of the Group to begin development of a plan to set up after-school care facilities within Japan. Our exact plan has not been finalized in any capacity, as we will need to hire additional personnel in order to assist with the formulation of such plans with any level of specificity.

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is forty-six. All forty-six employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Government Regulations

Companies in Japan are regulated by the “Act on Specified Commercial Transactions in Japan.” The Company believes it is fully in compliance with this Act, which outlines the rules and regulation regarding transactions arising from door-to-door sales, mail order sales, telemarketing sales, and multilevel marketing transactions, among other transactions defined in the Act.

The Group has legal counsel in Japan whom provides instruction, direction, and reviews Company activities to ensure, to the best of Legal Counsel’s knowledge, that the Company is in compliance with the aforementioned Act.

Former Business Plan

*The below plans pertain to our operations up until December 6, 2018, when 100% of the Company’s equity interest in School TV was transferred to Force Internationale, a Cayman Island limited company, without consideration. As of December 6, 2018, the below business plan is no longer related, in any way, to the Company. Any language that is written in present tense, in the below business plan, is only current as of the period in which School TV was a subsidiary of the Company.

We operate three lines of business through our wholly owned subsidiary, School TV. These include:

- The sale and distribution of health-related products;

- The promotion of third-party consumer goods and services; and

- RE/MAX realtor business in Kanagawa, Okinawa, and Tokyo, Japan.

Nature of Business: Sale and Distribution of Health-Related Products

Exceed World, Inc.,
a Delaware Corporation
Owns 100% of shares
Suppliers
Exceed Japan Co., Ltd.,
a Japan Corporation
New Supplier
Supply health food
products and soaps
E&F Co., Ltd.,
a Japan Corporation
Sells health food
products and soaps
Distributor
Delivery of products
Consumers in Japan

*The chart above does not depict when we make direct sales to consumers.

School TV sells primarily health related consumer goods to distributors and consumers alike. School TV primarily operates under the operational model of “drop shipping.” It should be noted however, that School TV does hold inventory and sells products directly to the consumer from time to time. For products sold through our drop shipping model, after a purchase order has been filled out by a consumer the product is shipped out by School TV’s suppliers, rather than School TV. School TV sends a portion of the proceeds from the sale of any our products directly to suppliers when sold through the drop shipping model. This accounts for Exceed World’s cost of the good and any other related expenses. School TV is responsible for shipping goods sold that come from its own supply of inventory.

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

School TV has no storefront and there is no guarantee that it will ever obtain a storefront. School TV is not actively seeking to acquire a storefront and it relies exclusively on personal relationships of our Chief Executive Officer to sell its current inventory.

Health Related Products

We offer the below products for sale:

		PURE ESALA	POPOCA	Le jeune	Magic Soap in Bath	Becker
		Supplement	Supplement	Supplement	Soap	Health Beauty Equipment

Exceed World, Inc.,
a Delaware Corporation
Order
Products
Payment
Suppliers
Exceed Japan Co., Ltd.,
a Japan Corporation
New Supplier
E&F Co., Ltd.,
a Japan Corporation
(2) Shipping
instruction
(4) Payment of sales
commission
(1)' Ordering by order sheet
(4) Payment by credit
card, cash on delivery
or bank transfer
Distributor
(3) Delivery of products
(1) Ordering by
website or telephone
(1)' Ordering by telephone
Consumers in Japan

Benefit		Discharges excessive moisture and salt from the body; Relieves constipation.	Heats the body; Promotes metabolism.	Antioxidation from the body; Keeps moisture in the skin.	Free of additives; Positive for skin health	Activation of tissue by impulse waves
Principal Ingredients		Potassium chloride, Essence of vitamin Hyaluronic acid	Piper longum extracts, Essential vitamins, Ginger and pepper	Placental extracts, Collagen peptide, Essence of melon	Olive oil, Palm oil, Clay called kaoline	N/A
Supplier		Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Exceed Japan Co., Ltd.	Amoto Kyouiku Kenko Co., Ltd.
Unit Price and Cost	Selling Price JPY	4,000	4,000	9,800	2,400	58,320
	Selling Price USD	38.10	38.10	93.33	22.86	555.43
	Cost Price JPY	1,920	1,920	5,220	600	37,800
	Cost Price USD	18.29	18.29	49.71	5.71	360.00
Markup %		52%	52%	46.7%	75%	35.2%

Process of Ordering, Delivery and Payment

Should a customer purchase a health related supplement or product directly from School TV, the Company provides the purchaser a “call sheet” or in other words a purchase order form which includes but is not limited to, basic information on the purchaser, the shipping address of the purchaser, and payment details of the purchaser. School TV offers standard methods of shipping for its products at the cost of the purchaser. School TV bills the purchaser directly as the purchase is from School TV’s own stock of inventory.

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

Our competition includes, but is not limited to, MUSO Co., Ltd, Asahi Food & Healthcare Co., Ltd., Daiichi Sankyo Co., Ltd., Taisho Pharmaceutical Co., Ltd. and Takeda Pharmaceutical Co., Ltd.. Several of these competitors have an established track record in Japan and offer highly valued products throughout the country, which may serve to make it more difficult for our own products to gain attention as we begin operations.

Nature of Business: Promotion of Third-Party Consumer Goods and Services

In addition to our retail and drop-shipping business described above we also provide promotional services for third party businesses and receive a commission upon the sale of such product(s) or service(s). Included below we have disclosed the name, and principal good or service, of each third party business to whom we offer promotional services.

Products and Services - Sales

Products	Supplier of Product or Service
Internet provider service(s)	Next BB Co., Ltd.
Delivery service(s) of Goods	Real Web Co., Ltd.
Food product(s)	Morita Seicha
Food product(s)	TOMOTO Co., Ltd.

Promotional activities are made through existing relationships of School TV.

Process of Ordering, Delivery and Payment

Any and all billing, fulfillment, and shipping (if applicable) related to this business is handled entirely by the supplier of each product or service exclusively. We receive a commission upon facilitating a sale of a service or product that varies on a case by case basis. We are not directly involved in the sale of any product or service in any way except for assisting with facilitating the sale via promotional services.

Nature of Business: RE/MAX Realtor Business in Kanagawa, Okinawa, and Tokyo, Japan

Basic structure

(description continued on next page)

Exceed World, Inc.,
a Delaware Corporation
Owns 100% of E&F Co., Ltd
Suppliers
Exceed Japan Co., Ltd.,
a Japan Corporation
Future New Supplier(s)
Supply of health related food products and consumer goods
E&F Co., Ltd.,
a Japan Corporation
Sale of health related food products and consumer goods
Distributor(s)
Delivery of products
Consumers in Japan

Kanagawa region and Okinawa region

On July 7, 2017, our wholly owned subsidiary, School TV entered into a RE/MAX Regional Franchise Agreement with the master franchisor of RE/MAX Japan, Kidding Co., to lease the franchise rights to two Japanese Prefectures, Kanagawa and Okinawa, in consideration of JPY75,060,000 ($674,333) effective on July 7, 2017. Both lease terms are for a term of fifteen years and, after expiration of the lease term, School TV will need to pay to renew its rights to franchise RE/MAX should the Company decide to do so at that time. (*1, *2)

As depicted in the chart above, School TV has leased the rights to be regional franchisor owner of RE/MAX brokerage offices in two Prefectures (regions) of Japan from Kidding Co. Kidding Co. is the managing company for all of Japan’s RE/MAX operations. School TV is not engaged in any real estate activities and any brokerage offices opened up in these prefectures under School TV will be Japanese real estate companies with the proper licenses to carry out real estate sales and activities.

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

The Tokyo region has the largest real estate market in Japan. However, there is no regional owner in the Tokyo area. As such, Kidding Co. conducts management of the RE/MAX location in Tokyo, Japan.

School TV cannot, at this time, open and/or own a real estate brokerage office pursuant to Japanese regulations. However, they are not forbidden from providing monetary support to such brokerage offices in exchange for a percentage of profits from the brokerage offices. At present, School TV provides monetary support to Investech Co., the owner and operator of the RE/MAX brokerage office located in Tokyo. Investech Co. has three sales agents.

From time to time Kidding Co., may pay fees to School TV to cover some or all of the monetary support given to Investech Co., by School TV.

(*5) Ikezoe Trust owns Kidding Co., referred to in the chart as “Kidding”.

Item 1A. Risk Factors.

Risks Related to Our Company

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of our Chief Executive Officer, Tomoo Yoshida, who also serves as our Chief Financial Officer, Director, President, Secretary, and Treasurer, and our senior management team as it works to create an environment of inspiration, motivation and entrepreneurial business success. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Force Club and Premium Members and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations.

Additionally, although we do not believe that any of our senior management team are planning to leave or retire in the near future, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could adversely impact our Force Club and Premium Member relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

Foreign currency fluctuations and inflation in foreign markets could impact our financial position and results of operations.

In 2018, 100% of our sales occurred in Japan. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates.  Foreign currency fluctuations can also cause losses and gains resulting from translation of foreign currency denominated balances on our balance sheet. In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging. Difficult economic conditions could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital and may otherwise adversely impact our operations and overall financial condition.

We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

We have been, and may again become in the future, party to litigation, investigations or other legal matters. In general, litigation claims could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of any litigation to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business globally, we are subject to all applicable tax laws. We are subject to audit by tax authorities. If authorities challenge our tax positions, we may be subject to penalties, interest and payment of back taxes. The tax laws are continually changing and are further subject to interpretation by the local government agencies. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate, increase our overall tax costs or otherwise harm our business.

We may be held responsible for certain taxes or assessments relating to the activities of our Premium Members, which could harm our financial condition and operating results.

Our Premium Members are independent contractors and subject to taxation in their country of residency. In the event that our independent distributors are deemed as employees rather than independent distributors under local laws and regulations, or the interpretation of local laws and regulations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including withholding and related taxes plus any related assessments and penalties, which could harm our financial condition and operating results. If our independent distributors were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

Market conditions and the strengths of competitors may harm our business.

Our results of operations may be harmed by market conditions and competition in the future. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies.

The intellectual property we utilize may infringe on the rights of others, resulting in costly litigation.

Currently, the rights of 70% of our products are licensed from third party providers and the remaining 30% are owned by the Group. We expect that competition for developing new products will become more severe in the competitive education industry. Under such circumstances, if we depend on development of our own products, it would be time consuming and expensive. Rather, as our established sales system has proved effective, we plan to continue to use the products developed by other companies. We expect to increase the ratio of the products licensed by third parties.

In recent years, there has been significant litigation involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, or our members consumers, licensees or other parties indemnified by us infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management's attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

Many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in Japan and similar laws in other markets, and non-disclosure, confidentiality and other types of agreements with our employees, members, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. The costs required to protect our intellectual property may be substantial or even not practical.

To enforce and protect our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns, and we may ultimately fail to prevail or recover on any claim. Litigation also puts our intellectual property at risk of being invalidated or interpreted narrowly. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.

We rely on our licenses, copyrights, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave to work for competitors. Our distributors or sales leaders may seek other opportunities. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our current or former employees, distributors, sales leaders, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

A failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy and completeness of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and members comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant deficiencies or material weaknesses in our internal controls. If a material weakness results in a material misstatement of our financial results, we would be required to restate our financial statements.

Cyber security risks and the failure to maintain the integrity of company, employee, member data could expose us to data loss, litigation, liability and harm to our reputation.

We collect, store and transmit large volumes of company, employee and member data, including personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business.

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee or member data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis, and our infrastructure may be vulnerable to these attacks. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users' or customers' data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our members, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our members use social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

We will need additional capital to expand our current operations or to enter into new fields of operations.

Currently, a significant portion of our revenue derives from sales of our premium package. We expect this revenue to continue to grow. While we will maintain and further increase the base for sale of this product, we also aim to expand our business by developing other services as well as entering into other promising market. We will need to seek additional financing either through borrowing, private offerings of our securities or through strategic partnerships and other arrangements with corporate partners. We cannot be assured that additional financing will be available to us, or if available, will be available to us on terms favorable to us. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or expand our operations.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the expansion of our operations, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Relationships with our majority shareholder and its parent and affiliates may be on terms which are perceived by investors as more or less favorable than those that could be obtained from third parties.

Our majority shareholder, Force Internationale, presently owns 84.4% of our issued and outstanding common stock. While we anticipate that such percentage will be diluted over time, our majority shareholder, its parent and affiliates will be perceived as having influence over our management and operations, and any loans or other agreements which we may enter into with our majority shareholder and its parents and affiliates may be perceived by investors as being on terms that are less favorable than we could otherwise receive; such perception could adversely impact the price of our common stock. Similarly, such agreements could be perceived as being on terms more favorable than those that could be obtained from third parties, and any unwillingness by our majority shareholder and its parent and affiliates to engage with our common stock could discourage investors.

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

If we fail to further penetrate existing markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

We plan to expand business around Asia. Recently the number of foreigners visiting Japan for sightseeing and other purposes is increasing and there has been a growing interest in Japanese culture. We plan to start providing language education services which include Japanese language education to foreigners.

Our business could be materially and adversely affected as a result of natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents and other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Premium Members to engage in their business building activities and the ability of our programs and products to be available to consumers. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism and other similar disruptions, including those due to cyber-security incidents, ransomware, or other actions by third parties, could adversely affect our ability to conduct business.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to provide products and services to our Force Club and Premium Members depends on the performance and availability of our core transactional systems. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

The most important aspect of our information technology infrastructure is the system through which we calculate, record and store Premium Member sales and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our Force Club and Premium Members if the errors or inadequacies impair our ability to calculate sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results.  Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

Anyone who is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our Force Club and Premium Members, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and result in a violation of applicable privacy and other laws, legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation as a brand, business partner or employer. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Force Club and Premium Member and vendor information, these risks are heightened.

Risks Relating to the Education Industry

It is expected that if the birthrate continues to be declining in Japan, the Japanese education industry will face severe competition and face reduced revenues over the medium and long terms. Taking such risk into consideration, we are planning to develop business in the emerging countries in Asia and establish education platform adding usability to provision of content. However, if the change in the market is faster than expected or conversion into new business is not promptly made, our revenue or financial condition may be adversely affected.

Risks Associated with Multi-Level Marketing

Our failure to establish and maintain Force Club and Premium Member relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively to and through Force Club and Premium Members, and we depend upon them directly for substantially all of our sales. Our Force Club and Premium Members may voluntarily terminate their agreements with us at any time subject to the termination provisions. To increase our revenue, we must increase the number of, or the productivity of, our Force Club and Premium Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Premium Members. The loss of a significant number of Force Club or Premium Members for any reason could negatively impact sales of our products and could impair our ability to attract new Force Club or Premium Members. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing, and attract new, Force Club and Premium Members.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our Force Club and Premium Members and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the quality of our products;

•	the quality of similar products distributed by other companies;

•	our Force Club and Premium Members;

Adverse publicity concerning any actual or purported failure of our Company or our Force Club and Premium Members to comply with applicable laws and regulations could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain Force Club and Premium Members, which would negatively impact our ability to generate revenue.

In addition, our Force Club and Premium Members’ and consumers’ perception of the quality of our products and as well as similar products distributed by other companies can be significantly influenced by media attention concerning our products or similar products distributed by other companies. Adverse publicity questions the benefits of our or similar products could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

Inability of products to gain or maintain Force Club or Premium Membership could harm our business.

Our operating results could be adversely affected if our products, business opportunities, and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing Force Club and Premium Members or to attract new Force Club or Premium Members. Potential factors affecting the attractiveness of our products, business opportunities, and other initiatives include, among other items, perceived product quality and value, product exclusivity or effectiveness, economic success in our business opportunity, adverse media attention, or regulatory restrictions.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the multi-level marketing industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. We could also be subject to challenges by private parties in civil actions. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our membership, and attract consumers.

Improper actions by our Members could harm our business.

Actions by our Members, sanctioned by our Company or not, could violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business.

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities in the past.  Japan imposes strict requirements regarding how distributors approach prospective customers.  As a result, we continually evaluate and enhance our distributor compliance, education and training efforts in Japan. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

The loss of key Premium Members could negatively impact our growth and our revenue.

Currently we have 20 key Premium Members. They are responsible for sales promotion to expand their group and provide support and compliance training to the members of their group. The loss of a key Premium Member, or a sales leader or a group of leading sales leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Laws and regulations in Japan are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid schemes," that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers.

Complying with these rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government inquiries and investigations related to our direct selling activities. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Risks Related to Our Common Stock

The shares of our common stock are currently not being traded and there can be no assurance that there will be an active market in the future.

Our shares of common stock are traded on the OTC Pink, which does not have the liquidity or corporate standards of the NYSE or NASDAQ and as such, the price per share quoted on the OTC Pink may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock in the future. As a result, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.

It is possible that we will not establish an active market unless our stock is listed for trading on an exchange, and we cannot assure you that we will ever satisfy exchange listing requirements.

It is possible that a significant trading market for our shares will not develop unless the shares are listed for trading on a national exchange. Exchange listing would require us to satisfy a number of tests as to corporate governance, public float, shareholders, equity, assets, market makers and other matters, some of which we do not currently meet. We cannot assure you that we will ever satisfy listing requirements for a national exchange or that there ever will be significant liquidity in our shares.

If we issue additional shares of our common stock, you will experience dilution of your ownership interest.

We may issue shares of our authorized but unissued equity securities in the future. Such shares may be issued in connection with raising capital, acquiring assets or firing or retaining employees or consultants. If we issue such shares, your ownership will be diluted.

We do not intend to pay dividends in the foreseeable future, and investors should not purchase our stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and we do not anticipate that we will pay dividends in the foreseeable future. Accordingly, some investors may decline to invest in our common stock, and this may reduce the liquidity of our stock.

The limitations on liability for officers, directors and employees under the laws of the State of Delaware and the existence of indemnification rights for our officers, directors and employees could result in substantial expenditures by the Company and could discourage lawsuits against our officers, directors and employees.

Our Articles of Incorporation contain a specific provision that eliminates the liability of our officers and directors for monetary damages to our company and shareholders. Further, we intend to provide indemnification to our officers and directors to the fullest extent permitted by the laws of the State of Delaware. We may also enter into employment and other agreements in the future pursuant to which we will have indemnification obligations. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against officers and directors. These obligations may discourage the filing of derivative litigation by our shareholders against our officers and directors even where such litigation may be perceived as beneficial by our shareholders.

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

Exceed World will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, Exceed World will have additional legal, accounting and other expenses that Exceed World did not have prior to acquiring Force Holdings and its subsidiaries.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Exceed World, Inc. is provided office space rent free from e-Learning Laboratory Co., Ltd. at the address of 1-23-38-6F, Esakacho, Suita-shi.

e-Communications Co., Ltd, a Japan corporation, is a wholly owned subsidiary of e-Learning Laboratory Co, Ltd., a Japan corporation.

e-Communications sub-leases (rents) office space from its parent company, e-Learning Laboratory Co, Ltd., a Japan corporation at the following addresses:

1-23-38-1F, Esakacho, Suita-shi, Osaka Japan 1-23-38-6F, Esakacho, Suita-shi, Osaka Japan 1-23-38-8F, Esakacho, Suita-shi, Osaka Japan 1-8-40-1F, Konan, Minato-ku, Tokyo, Japan. The aforementioned office spaces are shared by both e-Communications Co., Ltd. and e-Learning Laboratory Co., Ltd,.

The following table details the terms of the lease agreements for various properties leased by our wholly owned subsidiary, Force International Holdings Limited, a Hong Kong company, and its wholly owned subsidiary, e-Learning Laboratory Co., Ltd., a Japan company.

Work space	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 715,176 ($6,329)	May 31, 2019
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,190,700 ($10,537)	July 31, 2019
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 664,129 ($5,877)	October 31, 2020
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,513,383 ($13,393)	August 31, 2020
Wanchai, Hong Kong	Unit 3306-12, 33/F., Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong	Force International Holdings Limited	New Trend Business Services (HK) Limited	HKD 9,000 ($1,150)	June 30, 2019

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, and or those that are outside the ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Marketplace. Our ticker symbol is EXDW.

Holders

Currently, as of the date of this report, and as of our fiscal year end, there are approximately 60 shareholders of record of our common stock and 32,700,000 shares of common stock deemed issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On September 26, 2018, Force Internationale Limited, a Cayman Island limited company (“Force Internationale”) entered into a Share Purchase Agreement with its wholly-owned subsidiary, e-Learning Laboratory Co., Ltd., a Japan corporation (“e-Learning”) which, at the time, owned 74.5% of the Company. Under this Share Purchase Agreement, e-Learning transferred its 74.5% equity interest in the Company (14,894,000 shares of common stock of Exceed World, Inc.) to Force Internationale. As consideration for this transfer, Force Internationale paid $26,000.00 to e-Learning. Immediately thereafter, the Company entered into a Share Purchase Agreement with Force Internationale, to acquire 100% of Force International Holdings Limited, a Hong Kong limited company (“Force Holdings”), which is the 100% beneficial owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale. The result of these transactions is that Force Internationale became a 84.4% owner of the Company, the Company (a 100% owner of Force Holdings), became 100% beneficial owner of e-Learning. Prior to the Share Purchase Agreements, Force Internationale, through its subsidiaries, was an indirect owner of 74.5% of the Company and subsequent to the Share Purchase Agreements, Force Internationale is a direct beneficial owner of 84.4% of the Company. The Share Purchase Agreements were approved by the board of directors of each of the Company, Force Internationale, Force Holdings, and e-Learning. Copies of the Share Purchase Agreements are included as Exhibit 2.1 and Exhibit 2.2 to the Form 8-K filed on October 2, 2018 and is hereby incorporated by reference.

Item 6. Selected Financial Data.

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2018	September 30, 2017
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$13,226,698
Marketable securities	830,331	1,398,133
Accounts receivable, trade, net	1,032	1,011
Short-term loan receivable	395,848	-
Income tax recoverable	425,303	-
Prepaid expenses	295,510	326,612
Inventories, net	380,925	1,282,610
Other current assets	255,030	439,040

TOTAL CURRENT ASSETS	25,321,734	16,674,104

Non-current Assets
Long-term prepaid expenses	$58,341	$343,698
Deferred tax assets	287,157	195,908
Property, plant and equipment, net	343,991	457,118
Other intangible assets, net	3,228,655	3,406,262

TOTAL ASSETS	$29,239,878	$21,077,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$6,243,562	$1,094,635
Accrued expenses	65,811	70,489
Income tax payable	-	350,995
Deposit receipt	100,657	47
Deferred income	4,460,652	1,845,457
Capital lease obligations-current portion	9,327	9,244
Due to related parties	338,725	368,527
Due to director	382,544	166,660
Other accounts payable	1,452,228	1,975,261

TOTAL CURRENT LIABILITIES	13,053,506	5,881,315

Capital lease obligations-long term portion	41,786	51,664
Long-term note payable	483,814	489,019
Long-term deferred income	2,183	-

TOTAL LIABILITIES	13,581,289	6,421,998

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018 and 2017)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 and 20,000,000 shares issued and outstanding
as of September 30, 2018 and 2017)	3,270	2,000
Additional paid-in capital	99,440	59,679
Accumulated earnings	15,679,291	14,520,667
Accumulated other comprehensive income (loss)	(123,412)	72,746

TOTAL SHAREHOLDERS' EQUITY	15,658,589	14,655,092

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$21,077,090

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
		Restated

Revenues	$34,878,988	$36,860,282

Cost of revenues	20,374,116	22,219,015

Gross profit	14,504,872	14,641,267

OPERATING EXPENSE
Selling and distributions expenses	1,989,146	1,120,970
Administrative expenses	11,120,102	9,724,573
Total operating expenses	13,109,248	10,845,543

Income from operations	1,395,624	3,795,724

Other income
Other income	266,946	192,089
Change in fair value of marketable securities	-	781,681
Total other income	266,946	973,770

Other expenses
Change in fair value of marketable securities	568,990	-
Interest expenses	6,082	2,801
Other expenses	18,171	-
Total other expenses	593,243	2,801

Net income before tax	1,069,327	4,766,693

Income tax expense (credit)	(89,297)	533,439

NET INCOME	$1,158,624	$4,233,254

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(196,158)	(1,210,808)

TOTAL COMPREHENSIVE INCOME	$962,466	$3,022,446

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.06	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	20,173,973	20,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

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

The Company and Force International Holdings Limited, a Hong Kong limited company, and its subsidiaries share the same business plan, which is to provide education services.

Liquidity and Capital Resources

As of September 30, 2018 and 2017, we had cash and cash equivalents in the amount of $22,737,755 and 13,226,698, respectively. The increase in cash is attributed to the increase of accounts payable and deferred income. These accounts payable were mainly unpaid commissions to force club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $34,878,988 for the year ended September 30, 2018 as opposed to $36,860,282 for the year ended September 30, 2017. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members in the first half of the year from 2017 to 2018.

Net Income

We recorded net income of $1,158,624 for the year ended September 30, 2018 and net income of $4,233,254 for the year ended September 30, 2017. The decrease in net income is attributed to a decrease in revenue from 2017 to 2018.

Cash flow

For the year ended September 30, 2018 and 2017, we generated cash flows from operations in the amount of $10,612,724 and $6,093,381, respectively.

Working capital

As of September 30, 2018 and 2017, we had working capital of $12,268,228 and $10,792,789, respectively. The increase in working capital is attributed to an increase in cash from 2017 to 2018.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $913,480 and $761,891 for the years ended September 30, 2018 and 2017, respectively. Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, we the “Group” (which is comprised of the Company, Force International Holdings Limited, a Hong Kong limited company, and its subsidiaries) intends to focus on expanding its sales network in order to strengthen its business activities. Currently, revenue is derived primarily from sales of the Group’s Force Club premium package. While it is the intention of the Group to maintain this revenue stream, and to further increase the number of premium users of the Force Club, the Group also intends to diversify its operations and develop additional business activities.

In order to do so, the Group intends to focus on development of an online educational platform on which additional advertising income can be generated. At present, there are no definitive plans that have been made regarding the implementation or direction of this future online educational platform. However, we intend to begin efforts to hire additional personnel with extensive experience in web marketing in order to assist in the development of our future platform.

Further, it is the intention of the group to begin development of a plan to set up after-school care facilities within Japan. Our exact plan has not been finalized in any capacity, as we will need to hire additional personnel in order to assist with the formulation of such plans with any level of specificity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income	F4

Consolidated Statements of Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F12

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF

EXCEED WORLD, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. (the "Company") and its subsidiaries (collectively referred to as the “Group”) as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the years ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

We have served as the Company’s auditor since 2018.

Lo and Kwong C.P.A. Company Limited

Hong Kong

January 14, 2019

-F2-

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2018	September 30, 2017
		Restated

ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$13,226,698
Marketable securities	830,331	1,398,133
Accounts receivable, trade, net	1,032	1,011
Short-term loan receivable (Note 6)	395,848	-
Income tax recoverable	425,303	-
Prepaid expenses	295,510	326,612
Inventories, net	380,925	1,282,610
Other current assets	255,030	439,040

TOTAL CURRENT ASSETS	25,321,734	16,674,104

Non-current Assets
Long-term prepaid expenses	$58,341	$343,698
Deferred tax assets	287,157	195,908
Property, plant and equipment, net (Note 7)	343,991	457,118
Other intangible assets, net (Note 8)	3,228,655	3,406,262

TOTAL ASSETS	$29,239,878	$21,077,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$6,243,562	$1,094,635
Accrued expenses	65,811	70,489
Income tax payable	-	350,995
Deposit receipt	100,657	47
Deferred income	4,460,652	1,845,457
Capital lease obligations-current portion	9,327	9,244
Due to related parties	338,725	368,527
Due to director	382,544	166,660
Other accounts payable	1,452,228	1,975,261

TOTAL CURRENT LIABILITIES	13,053,506	5,881,315

Capital lease obligations-long term portion	41,786	51,664
Long-term note payable (Note 9)	483,814	489,019
Long-term deferred income	2,183	-

TOTAL LIABILITIES	13,581,289	6,421,998

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018 and 2017)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 and 20,000,000 shares issued and outstanding
as of September 30, 2018 and 2017)	3,270	2,000
Additional paid-in capital	99,440	59,679
Accumulated earnings	15,679,291	14,520,667
Accumulated other comprehensive income (loss)	(123,412)	72,746

TOTAL SHAREHOLDERS' EQUITY	15,658,589	14,655,092

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$21,077,090

See Notes to Consolidated Financial Statements.

-F3-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
		Restated

Revenues	$34,878,988	$36,860,282

Cost of revenues	20,374,116	22,219,015

Gross profit	14,504,872	14,641,267

OPERATING EXPENSE
Selling and distributions expenses	1,989,146	1,120,970
Administrative expenses	11,120,102	9,724,573
Total operating expenses	13,109,248	10,845,543

Income from operations	1,395,624	3,795,724

Other income
Other income	266,946	192,089
Change in fair value of marketable securities	-	781,681
Total other income	266,946	973,770

Other expenses
Change in fair value of marketable securities	568,990	-
Interest expenses	6,082	2,801
Other expenses	18,171	-
Total other expenses	593,243	2,801

Net income before tax	1,069,327	4,766,693

Income tax expense (credit)	(89,297)	533,439

NET INCOME	$1,158,624	$4,233,254

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(196,158)	(1,210,808)

TOTAL COMPREHENSIVE INCOME	$962,466	$3,022,446

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.06	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	20,173,973	20,000,000

See Notes to Consolidated Financial Statements.

-F4-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2016	400,000,000	$40,000	$21,679	$1,283,554	$10,287,413	$11,632,646

Stock cancellation	(380,000,000)	(38,000)	38,000	-	-	-

Net income	-	-	-	-	4,233,254	4,233,254

Foreign currency translation	-	-	-	(1,210,808)	-	(1,210,808)

Balance – September 30, 2017	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Issuance of shares for the acquisition of subsidiaries	12,700,000	1,270	(1,270)	-	-	-

Disposal of a subsidiary under common control	-	-	15,031	-	-	15,031

Reorganization of the Group	-	-	26,000	-	-	26,000

Net income	-	-	-	-	1,158,624	1,158,624

Foreign currency translation	-	-	-	(196,158)	-	(196,158)

Balance – September 30, 2018	32,700,000	$3,270	$99,440	$(123,412)	$15,679,291	$15,658,589

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

-F5-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	September 30, 2018	September 30, 2017
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,158,624	$4,233,254
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	100,229	110,739
Loss on written off of property, plant and equipment	11,178	-
Loss on written off of intangible asset	6,275	-
Amortization of intangible asset	1,020,423	988,526
Change in fair value of marketable securities	568,990	(781,681)
Interest expenses	6,082	2,801
Changes in operating assets and liabilities:
Accounts receivable	(32)	(1,011)
Other current assets	179,344	741,691
Inventories	888,033	(140,762)
Prepaid expenses	26,221	62,485
Accounts payable	5,160,578	399,877
Deferred income	2,589,542	(344,230)
Income tax recoverable	(1,072,527)	461,036
Deposit receipts	100,611	47
Accrued expenses	(3,928)	70,489
Other payables	(311,020)	184,906
Due to related parties	(29,485)	114,203
Due to director	213,586	(8,989)
Net cash provided by operating activities	10,612,724	6,093,381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(37,583)
Reorganization of the Company	26,000	-
Payment for acquisition of intangible assets	(593,662)	(792,903)
Net cash used in investing activities	(567,662)	(830,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest expense paid	(6,082)	(2,801)
Repayment of capital lease obligation	(9,146)	(5,992)
Proceeds from long-term note payables	-	489,019
Short-term loan	(395,848)	-
Net cash (used in) provided by financing activities	(411,076)	480,226

Net effect of exchange rate changes on cash	(122,929)	(49,350)

Net change in cash and cash Equivalents	$9,511,057	$5,693,771
Cash and cash equivalents - beginning of period	13,226,698	7,532,927
Cash and cash equivalents - end of period	$22,737,755	$13,226,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes (paid) refund	$(553,889)	$348,295

See Notes to Consolidated Financial Statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Exceed World, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

On September 26, 2018, e-Learning Laboratory Co., Ltd. (“e-Learning”), a direct wholly owned subsidiary of Force International Holdings Limited, which was incorporated in Hong Kong with limited liability (“Force Holdings”), entered into a share purchase agreement with Force Internationale Limited (“Force Internationale”), the holding company of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of US$26,000.

On September 26, 2018, the same date, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell and the Company agreed to purchase 100% equity interest of Force Holdings. In consideration of the agreement, the Company issue 12,700,000 common stock at US$1 each to Force Internationale. The results of these transactions are that Force Internationale is a 84.4% owner of the Company and the Company is a 100% owner of Force Holdings. (the “Reorganization”).

As of September 30, 2018, we operate through our wholly owned subsidiaries, which are engaged in various business activities and industries including:

-        The sale and distribution of health related products;

-       The promotion of third party consumer goods and services;

-        RE/MAX business in Kanagawa, Okinawa and Tokyo;

-        Educational service provider through the distributors named “Force Club”

The Company has elected September 30th as its fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (the “Group”). Inter-company accounts and transactions have been eliminated.

Name of Subsidiary	State or Other Jurisdiction of Incorporation or Organization
School TV Co., Ltd.	Japan
Force International Holdings Limited	Hong Kong
e-Learning Laboratory Co., Ltd.	Japan
e-Communications Co., Ltd. (“e-Communications”)	Japan
Universe Incorporation Limited*	Hong Kong

* It had been disposed of during the year ended September 30, 2018

COMBINED FINANCIAL STATEMENTS

The Company and Force Holdings were under common control before and after the Reorganization, we are required under the generally accepted accounting principles in the United States of America (“U.S. GAAP”) to account for this common control acquisition in a manner similar to the pooling of interests method of accounting. Under this method of accounting, our consolidated financial statements as of September 30, 2018 and 2017 reflect Force Holdings historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities. We have also retrospectively recast our financial statements to combine the operating results of the Company and Force Holdings from the date common control began, January 12, 2016.

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, write-down in value of inventory and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

-F7-

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off against the allowance when identified.

MARKETABLE SECURITIES

Investments in marketable securities with readily determinable fair values and all investments in equity securities are reported at their fair values as quoted by market exchanges in the consolidated balance sheets. Unrealized and realized gains and losses are included in the change in fair value of marketable securities.

INVENTORIES

Inventories, consisting of educational products accounted for using the weighted average method and health related products accounted for using the first-in, first-out method, are valued at the lower of cost and market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or reducing balance method at the following estimated useful life:

Building	Over the shorter of the lease terms or 10 years on straight-line method
Equipment	2 to 15 years on reducing balance method
Vehicle	3 years on reducing balance method

Assets held under capital lease obligation are depreciated over their expected useful lives on the same basis as owned assets. However, when there is no reasonable certainty that ownership will be obtained by the end of the lease term, assets are depreciated over the shorter of the lease term and their useful lives.

INTANGIBLE ASSETS

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The intangible assets with definite useful life are amortized using the straight-line basis over the following estimated useful life:

Software	5 years
Franchise rights	15 years
Membership	15 years – 30 years

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment during the years ended September 30, 2018 and 2017.

-F8-

REVENUE RECOGNITION

The Company recognizes revenue from sales of goods when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and risk of loss has passed; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When payments are received in advance of recognizing revenue, the Company includes the amount in deferred income on the consolidated balance sheets. Membership income of e-learning educational services was recognized when the membership services are rendered.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expense was $913,480 and $761,891 for the years ended September 30, 2018 and 2017, respectively.

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) and Hong Kong Dollars (“HK$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Group whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Group into US$1 has been made at the following exchange rates:

September 30, 2018
Current JPY: US$1 exchange rate	113.68
Average JPY: US$1 exchange rate	110.47

September 30, 2018
Current HK$: US$1 exchange rate	7.83
Average HK$: US$1 exchange rate	7.83

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

BASIC EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of September 30, 2018 and 2017 and, thus, anti-dilution issues are not applicable.

INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Group’s income tax provision and net income or loss in the period the determination is made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This update provides a five-step analysis of transactions to determine when and how revenue is recognized, along with expanded disclosure requirements. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update, recognized in the first quarter of fiscal 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new lease accounting requirements are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This new guidance removes and modifies disclosure requirements on fair value statements. This update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal year. The Company is currently evaluating the impact, if any, on its disclosures in the Notes to Consolidated Financial Statements.

-F9-

NOTE 3 – FAIR VALUE MEASUREMENT

The Company’s valuation techniques used to measure the fair value of marketable equity securities are derived from quoted prices in active markets for identical assets or liabilities.

NOTE 4 - INCOME TAXES

The Group conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Group files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% with taxable income up to JPY8,000,000 and 23.2%, 23.4% at September 30, 2018 and September 30, 2017, respectively, with taxable income over JPY8,000,000. The Company’s subsidiaries, School TV, e-Learning and e-Communications (“Japanese Subsidiaries”), were incorporated in Japan and are subject to Japanese national income tax and local corporate tax, business tax and corporate inhabitant taxes at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

For the year ended September 30, 2018 and September 30, 2017, income tax credit (expense) for Japanese Subsidiaries is $89,297 and $(533,439), respectively.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended September 30, 2018 and 2017, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the 2017 Act on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of operations and comprehensive income and estimated tax payments will be made when required by U.S. law.

One-Time Transition Tax Related to the 2017 Act

The Group estimated the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the 2017 Act. The Group retained an accumulated deficit as of December 31, 2017 and therefore did not recognize any one-time transition tax. The actual impact of the 2017 Act on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

NOTE 5 - RELATED-PARTY TRANSACTIONS

On September 26, 2018, e-Learning, a direct wholly owned subsidiary of Force Holdings, which was incorporated in Hong Kong with limited liability, entered into a share purchase agreement with Force Internationale, the holding company of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of US$26,000.

On September 26, 2018, the same date, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell and the Company agreed to purchase 100% equity interest of Force Holdings at a consideration by issuance of 12,700,000 common stock at US$1 each to Force Internationale.

As of September 30, 2018 and 2017, the Company had $382,544 and $166,660, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

As of September 30, 2018 and 2017, the Company had $47,710 and $Nil, respectively, owed to Keiichi Koga, which is the shareholder of the Company and the director of the Company’s certain subsidiaries. The advance is unsecured, due on demand and bears no interest.

As of September 30, 2018 and 2017, the Company had $291,015 and $368,527, respectively, owed to Force Internationale which is our holding company and Tomoo Yoshida, our CEO, is also the director of Force Internationale. The advance is unsecured, due on demand and bears no interest.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On 14 September 2018, the Company entered into a loan agreement to lend JPY45,000,000 or $395,848 to an independent third party, Star Gate Investment Holdings Limited. The loan is unsecured, matures on March 31, 2019 with an interest of JPY 400,000 per quarter.

At September 30, 2018, none of the loan and interest receivables was past due but not impaired.

-F10-

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2018	September 30, 2017
	$	$

Buildings	54,984	61,028
Equipment	741,083	833,466
Vehicles	119,296	125,788
	915,363	1,020,282
Accumulated depreciation and amortization	(569,650)	(512,428)

	345,713	507,854
Net effect of exchange rate	(1,722)	(50,736)

Total net book value	343,991	457,118

Depreciation and amortization of property, plant and equipment was $100,229 and $110,739 in fiscal 2018 and 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2018				September 30, 2017
	Gross carrying value	Accumulated amortization	Net effect of exchange rate	Total net book value	Gross carrying value	Accumulated amortization	Net effect of exchange rate	Total net book value
	$	$	$	$	$	$	$	$
Software	5,121,311	(2,867,476)	(17,388)	2,236,447	5,649,309	(2,646,856)	(373,472)	2,628,981
Franchise rights	667,378	(55,848)	(5,712)	605,818	674,333	(10,661)	(6,844)	656,828
Club membership	450,285	(54,847)	(9,048)	386,390	180,598	(46,292)	(13,853)	120,453

	6,238,974	(2,978,171)	(32,148)	3,228,655	6,504,240	(2,703,809)	(394,169)	3,406,262

The aggregate amortization expenses related to the intangible assets was $1,020,423 and $988,526 in fiscal 2018 and 2017, respectively.

NOTE 9 - LONG-TERM NOTE PAYABLE

On May 22, 2017, the Company entered into a loan agreement to borrow JPY55,000,000, or $483,814 from Mr. Toshihiro Hirai, an independent third party. The loan is unsecured, matures on May 31, 2022 with an interest rate of 1% per annum due on maturity. The interest expense related to this note payable was $4,979 and $2,058 in fiscal 2018 and 2017, respectively.

NOTE 10 – EARNINGS PER SHARE

The following table shows how the computation of basic and diluted earnings per share for 2018 and 2017:

	Year ended 30 September
	2018	2017
	$	$

Net income	1,158,624	4,233,254

Number of shares
Weighted-average common shares outstanding	20,173,973	20,000,000

No diluted earnings per share were presented as there was no dilutive potential ordinary share for the fiscal 2018 and 2017.

NOTE 11 - SHAREHOLDERS’ EQUITY

On October 28, 2016, 19,000,000 shares (equivalent to 380,000,000 shares after 20-for-1 Forward Stock Split (as defined below)) of the Company’s common stock owned by e-Learning Laboratory Co., Ltd. were cancelled (the “Stock Cancellation”).

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

On September 26, 2018, the Company issued 12,700,000 common stock at US$1 each to Force Internationale for the acquisition of 100% equity interests of Force Holdings.

NOTE 12 - COMMITMENTS

Lease for Franchise Right

Under the lease of franchise rights, the Company is subject to the following potential payment commitments: (1) membership fee in the amount of JPY44,100 (approximately $400) per year per sales associate operating  under the RE/MAX brokerage office franchised from the Company (“RE/MAX Office”); (2) monthly ongoing fees comprised of monthly fixed fees, in the amount of JPY63,000 (approximately $500) per RE/MAX Office, and monthly percentage fees, in the amount of 3% of the commission the Company charges from the RE/MAX Office; (3) monthly advertising fee of JPY10,000 (approximately $100) per RE/MAX Office; and (4) unconditional monthly fixed technology fee of JPY10,000 (approximately $100) per leased franchise right. The membership fee and monthly fixed fee are subjected to increase 5% in every two years, and the monthly advertising fee is subjected to increase upon request and negotiation.

As of September 30, 2018, the Company granted RE/MAX franchise to two RE/MAX Offices and had three sales associate under the franchise.

Operating Lease

The Company leases office premises and equipment under noncancelable operating lease arrangements. As of September 30, 2018, the Company’s total future minimum lease payments under noncancelable operating leases were $360,883.

Leases are negotiated and rentals are fixed for terms ranging for 2-4 years for the year ended September 30, 2018.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $411,226 and $397,337 in 2018 and 2017, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 2018, are as follows:

$
2019	204,242
2020	156,641
Total	360,883

-F11-

NOTE 13- SEGMENT INFORMATION AND GEOGRAPHIC DATA

The director has been identified as the chief operating decision maker, who review the consolidated results when making decisions about allocating resources and assessing performance of the Group. The Group operates and reports its performance in three segments.

The three reportable and operating segments are:

e-learning educational services – provision of e-learning educational services and educational products through multilevel marketing and direct sale.

Sale of health related products – selling and distributing of heath related products

RE/MAX business – the franchise rights of RE/MAX to carry out real estate sales and activities in Kanagawa, Okinawa and Tokyo.

	Year Ended 30 September
PRODUCT CATEGORY DATA	2018	2017
	$	$
Net Sales:
e-learning educational services	34,846,368	36,830,009
Sale of health related products	1,728	30,273
RE/MAX business	30,892	-

	34,878,988	36,860,282

Operating income
e-learning educational services	1,479,409	4,423,448
Sale of health related products	(9,957)	(61,443)
RE/MAX business	(177,975)	-

	1,291,477	4,362,005
Reconciliation:
Unallocated corporate expense, net	(132,853)	(128,751)

	1,158,624	4,233,254

The Group’s operation is located in Japan. All the revenue from external customers of the Group is generated from customers located in Japan.

There was no single customer contributing over 10% of total revenue of the Group in fiscal 2018 and 2017.

NOTE 14 - SUBSEQUENT EVENTS

On December 6, 2018, the Company entered into a share contribution agreement (the “Agreement”) with Force Internationale, a 84.4% owner of the Company. Under the Agreement, the Company transferred 100% of the equity interest of School TV, to Force Internationale without consideration. This Agreement was approved by the boards of directors of each of the companies, the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV will be deconsolidated from the Group’s consolidated financial statements.

-F12-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 7, 2018, Exceed World, Inc. (the “Company”) released its independent registered public accounting firm, MaloneBailey, LLP (“MB”) of Houston, Texas.

MB's report on the financial statements for the year ended September 30, 2017 and the ten-month period from December 1, 2015 through September 30, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm. During the year ended September 30, 2017 and the ten-month period from December 1, 2015 through September 30, 2016, and through September 7, 2018, there have been no disagreements with MB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MB would have caused them to make reference thereto in their reports on the financial statements.

On September 13, 2018, the Company engaged Lo and Kwong C.P.A. Company Limited (“L&K”) of Hong Kong, as its new Independent Registered Public Accounting Firm. During the period ended June 30, 2018 and prior to September 13, 2018 (the date of the new engagement), we did not consult with L&K regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by L&K, in either case where  written or oral advice provided by L&K would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	56	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Tomoo Yoshida

Mr. Tomoo Yoshida graduated from Osaka University of Commerce in 1986. Also in 1986, Mr. Yoshida took a sales position with Toyota Corolla Nankai Co. Ltd, where he remained until 1994. In 1997, Mr. Yoshida incorporated Dipro Data Service Co., Ltd., where he worked in both a managerial capacity and as an IT support consultant until 2002. In 2002, Mr. Yoshida incorporated e-Learning Laboratory Co., Ltd., a company that provides educational services and products. Currently, he is the President of e-Learning Laboratory Co., Ltd. In 2009, Mr. Yoshida incorporated e-Communications Co., Ltd, a company offering educational services. He is currently the president of e-Communications Co., Ltd. In 2011, Mr. Yoshida incorporated Force Internationale Limited, a holding company, where he currently serves as a Director. In 2012, Mr. Yoshida incorporated Force International Holdings Limited, a holding company, where he currently serves as a Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company's board of director(s) (the "Board of Directors" or "Board"), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies. We, Exceed World, Inc., only have one Officer and Director, which is Mr. Tomoo Yoshida.

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

Audit Committee Financial Expert

Our director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2018.

Procedure for Nominating Directors

In 2018, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended September 30, 2018 and for the year ended September 30, 2017. This in relation to the Company, Exceed World, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer	2018	0	0	0	0	0	0	0	0

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer	2017	0	0	0	0	0	0	0	0

Notes:

On September 26, 2018, the Company entered into, and consummated, a Share Purchase Agreement with Force Internationale, to acquire 100% of Force Holdings and 100% direct owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale.

Note: e-Learning Laboratory Co., Ltd, a Japan corporation, is a wholly owned subsidiary of Force International Holdings Limited, a Hong Kong limited company. e-Communications Co., Ltd, a Japan corporation, is a wholly owned subsidiary of e-Learning Laboratory Co, Ltd, a Japan corporation.

From October 1, 2016 through ended September 30, 2017, e-Commuication Co., Ltd., paid out $140,086 to Mr. Tomoo Yoshida as salary compensation.

From October 1, 2017 through ended September 30, 2018, e-Commuication Co., Ltd., paid out $114,058 to Mr. Tomoo Yoshida as salary compensation.

From October 1, 2016 through ended September 30, 2018 School TV Co., Ltd. and Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of our fiscal year end, the Company had 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

*The table below is as of September 30, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Tomoo Yoshida	1,400,000	4.3%	0	0.0%	4.3%
5% Shareholders
Keiichi Koga	1,400,000	4.3%	0	0.0%	4.3%
Force Internationale Limited	27,594,000	84.4%	0	0.0%	84.4%

Note: Tomoo Yoshida and Keiichi Koga are the controlling parties of Force Internationale Limited, a Cayman Island company. Collectively, Mr. Yoshida and Keiichi Koga, through their personal equity interests and those indirect interests of the Company, through their ownership in Force Internationale Limited, own 93% of the issued and outstanding shares of our common stock.

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

Item 13. Certain Relationships and Related Transactions.

On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement (the “Agreement”) with e-Learning Laboratory Co., Ltd. (“e-Learning”), with an address at 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063 Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning, 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of sale.

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

On April 1, 2016, e-Learning entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid $0.215 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.002 USD.

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

On August 9, 2016, e-Learning entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid 10 Japanese Yen per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.1 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on July 20, 2016 at 4pm EST.

On October 28, 2016, Exceed World, Inc., a Delaware corporation, (the “Company or “Exceed”), with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized the cancellation of shares owned by e-Learning. e-Learning has provided consent for the cancellation of shares. The total number of shares cancelled was 19,000,000 shares which was comprised of 16,500,000 restricted common shares and 2,500,000 free trading shares.

Shareholder’s name: e-Learning Laboratory Co., Ltd.

Total amount of shares cancelled	19,000,000	Shares
Restricted shares	16,500,000	Shares
Free trading shares	2,500,000	Shares

On October 28, 2016, every one (1) share of Common Stock, par value $.0001 per share, of the Company issued and outstanding was automatically reclassified and changed into twenty (20) shares fully paid and non-assessable shares of Common Stock of the Corporation, par value $.0001 per share. (“20-for-1 Forward Stock Split”) No fractional shares were issued. The authorized number of shares, and par value per share, of Common Stock are not affected by the 20-for-1 Forward Stock Split.

On October 28, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. The effective date of the 20-for-1 Forward Stock Split was upon the acceptance of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment can be found as Exhibit 3.1 to Form 8-K filed November 1, 2016.

During July 2017 and August 2017, e-Learning entered into stock purchase agreements with 24 Japanese individuals. Pursuant to these agreements, e-Learning sold 2,240,000 shares of its common stock in total to these individuals and received $38,263 as aggregate consideration.

On September 26, 2018, e-Learning, a direct wholly owned subsidiary of Force Holdings, which was incorporated in Hong Kong with limited liability, entered into a share purchase agreement with Force Internationale, the sole shareholder of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of US$26,000.

On September 26, 2018, the Company entered into, and consummated, a Share Purchase Agreement with Force Internationale, to acquire 100% of Force Holdings and 100% direct owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale.

On December 6, 2018, the Company entered into a Share Contribution Agreement (this "Agreement") with Force Internationale, our controlling shareholder. Under this Agreement, the Company transferred 100% of the equity interests of School TV to Force Internationale without consideration. This Agreement and action were approved by the board of directors of each of, the Company, Force Internationale and School TV. A copy of this Agreement is included as Exhibit 10.1 to this Current Report and is hereby incorporated by reference.

Exceed World, Inc. is provided office space rent free from e-Learning at the address of 1-23-38-6F, Esakacho, Suita-shi.

On September 26, 2018, e-Learning, a direct wholly owned subsidiary of Force Holdings, which was incorporated in Hong Kong with limited liability, entered into a share purchase agreement with Force Internationale, the sole shareholder of Force Holdings, in which e-Learning agreed to sell, and Force Internationale agreed to purchase, 74.5% equity interest of the Company at a consideration of US$26,000.

On September 26, 2018, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell, and the Company agreed to purchase, 100% equity interest of Force Holdings in consideration of 12,700,000 common stock, at US$1 each, to Force Internationale.

As of September 30, 2018 and 2017, the Company owed $382,544 and $166,660, respectively, to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and shareholder of the Company. The advance is unsecured, due on demand, and bears no interest.

As of September 30, 2018 and 2017, the Company owed $47,710 and $Nil, respectively, to Keiichi Koga, a shareholder of the Company and the director of certain subsidiaries of the Company. The advance is unsecured, due on demand, and bears no interest.

Mr. Koga is the Vice President and Director of e-Learning. He is also the Supervisory Board Member of e-Communications Co., Ltd. Additionally, Mr. Koga is Director of Force International Holdings Limited and Force Internationale Limited.

As of September 30, 2018 and 2017, the Company owed $291,015 and $368,527, respectively, to Force Internationale, our holding company. Tomoo Yoshida, our CEO, is also the Director of Force Internationale. The advance is unsecured, due on demand, and bears no interest.

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

		2018	2017
Audit fees	MaloneBailey, LLP	$21,081	$34,605
	Lo and Kwong C.P.A. Company Limited (1)	$100,000
Audit-related fees	Lo and Kwong C.P.A. Company Limited	$250,000	-
Tax fees		-	-
All other fees		-	-

Total		$371,081	$34,605

(1) On September 13, 2018, the Company engaged Lo and Kwong C.P.A. Company Limited of Hong Kong, as its new Independent Registered Public Accounting Firm.

Board of Directors Pre-Approval Process, Policies and Procedures

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	By-laws (1)

3.4	Amendment to the Articles of Incorporation of the Company (2)

3.5	Amendment to the Articles of Incorporation of the Company (3)

3.6	Articles of Association of Force Holdings. (4)

3.7	Articles of Incorporation of e-Learning. (4)

10.1	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and e-Learning. (4)

10.2	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and Exceed World. (4)

10.3	Share Contribution Agreement dated December 6, 2018 by and among Force Internationale and Exceed World. (5)

21	Subsidiaries of the Company. (6)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on October 28, 2016, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on October 2, 2018, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on December 12, 2018, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 14, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 14, 2019