Form 10-Q
period 2018-12-31
Exceed World, Inc.
filed 2019-02-13
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 13, 2019 there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	December 31, 2018	September 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$16,398,758	$22,737,755
Marketable securities	414,277	830,331
Accounts receivable, trade	-	1,032
Short-term loan receivable (Note 6)	505,659	395,848
Income tax recoverable	303,750	425,303
Prepaid expenses	392,814	295,510
Inventories	898,273	380,925
Other current assets	328,113	255,030

TOTAL CURRENT ASSETS	19,241,644	25,321,734

Non-current Assets
Property, plant and equipment, net (Note 7)	$338,853	$343,991
Long-term prepaid expenses	59,717	58,341
Deferred tax assets	297,956	287,157
Other intangible assets, net (Note 8)	2,472,622	3,228,655
Long-term loan receivable from related party	228,992	-

TOTAL NON-CURRENT ASSETS	3,398,140	3,918,144

TOTAL ASSETS	$22,639,784	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$3,438,007	$6,243,562
Accrued expenses	52,579	65,811
Income tax payable	69,725	-
Deposit receipt	104,688	100,657
Deferred income	852,388	4,460,652
Capital lease obligations-current portion	9,678	9,327
Due to related parties	470,357	338,725
Due to director	339,013	382,544
Other accounts payable	1,277,000	1,452,228

TOTAL CURRENT LIABILITIES	6,613,435	13,053,506

Capital lease obligations-long term portion	43,358	41,786
Long-term note payable	-	483,814
Long-term deferred income	-	2,183

TOTAL LIABILITIES	6,656,793	13,581,289

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2018 and September 30, 2018)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of December 31, 2018 and September 30, 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	15,225,624	15,679,291
Accumulated other comprehensive income (loss)	492,581	(123,412)

TOTAL SHAREHOLDERS' EQUITY	15,982,991	15,658,589

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,639,784	29,239,878

See Notes to Financial Statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
		Restated

Revenues	$7,892,164	$5,605,725

Cost of revenues	4,255,817	3,769,267

Gross profit	3,636,347	1,836,458

OPERATING EXPENSE
Selling and distributions expenses	214,513	314,773
Administrative expenses	3,485,856	3,280,355
Total operating expenses	3,700,369	3,595,128

Loss from operations	(64,022)	(1,758,670)

Other income
Other income	26,258	40,088

Other expenses
Other expenses	56,688	-
Change in fair value of marketable securities	292,716	177,484

Net loss before tax	(387,168)	(1,896,066)

Income tax expense	66,499	-

NET LOSS	$(453,667)	$(1,896,066)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	615,993	(27,506)

TOTAL COMPREHENSIVE INCOME (LOSS)	$162,326	$(1,923,572)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,700,000	20,000,000

See Notes to Financial Statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453,667)	$(1,896,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	17,536	21,086
Amortization of intangible asset	241,764	239,721
Loss on disposal of marketable securities	56,688	-
Change in fair value of marketable securities	292,716	177,484
Changes in operating assets and liabilities:
Accounts receivable	1,072	-
Prepaid expenses	(85,373)	142,047
Inventories	(503,361)	1,202,204
Other current assets	(190,673)	59,027
Short-term loans receivable	(3,651)	-
Long-term loans receivable	(228,992)	-
Income tax recoverable	207,272	(350,372)
Accounts payable	(3,035,018)	51,253
Accrued expenses	(105,647)	(601,637)
Other payables	1,795	-
Deposit receipt	246	98,346
Deferred income	(3,776,007)	(351,058)
Due to director	116,511	2,546
Due to related parties	118,893	12,623
Net cash used in operating activities	(7,327,896)	(1,192,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	87,636	-
Acquisition of subsidiary	-	(4,967)
Net cash outflow on acquisition of subsidiary	-	135
Net cash provided by (used in) investing activities	87,636	(4,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	-	8,580
Net cash provided by financing activities	-	8,580

Net effect of exchange rate changes on cash	901,263	(15,448)

Net Change in Cash and Cash Equivalents	$(6,338,997)	$(1,204,496)
Cash and cash equivalents - beginning of period	22,737,755	13,226,698
Cash and cash equivalents - end of period	$16,398,758	$12,022,202

See Notes to Consolidated Financial Statements.

-F3-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2018

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

On September 26, 2018, the same date, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell and the Company agreed to purchase 100% equity interest of Force Holdings. In consideration of the agreement, the Company issued 12,700,000 common stock at US$1 each to Force Internationale. The results of these transactions are that Force Internationale is a 84.4% owner of the Company and the Company is a 100% owner of Force Holdings (the “Reorganization”).

On December 6, 2018, the Company entered into a share contribution agreement (the "Agreement") with Force Internationale, a 84.4% owner of the Company. Under the Agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This Agreement was approved by the boards of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group's consolidated financial statements.

As of December 31, 2018, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months ended December 31, 2018, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2018, included in our Form 10-K.

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

INVENTORIES

Inventories, consisting of educational products accounted for using the weighted average method, are valued at the lower of cost and market value.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment during the three months ended December 31, 2018 and December 31, 2017.

REVENUE RECOGNITION

The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. When payments are received in advance of recognizing revenue, the Company includes the amount in deferred income on the consolidated balance sheets. Membership income of e-Learning educational services was recognized when the membership services are rendered.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expense was $214,513 and $314,773 for the three months ended December 31, 2018 and 2017, respectively.

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

Translation of amounts from the local currency of the Group into US$1 has been made at the following exchange rates:

December 31, 2018
Current JPY: US$1 exchange rate	109.56
Average JPY: US$1 exchange rate	112.77

December 31, 2018
Current HK$: US$1 exchange rate	7.83
Average HK$: US$1 exchange rate	7.83

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

The Company does not have any potentially dilutive instruments as of December 31, 2018 and September 30, 2018 and, thus, anti-dilution issues are not applicable.

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

National income tax in Japan is charged at 15% with taxable income up to JPY8,000,000 and 23.2% at December 31, 2018 and September 30, 2018, with taxable income over JPY8,000,000. The Company’s subsidiaries, e-Learning and e-Communications (“Japanese Subsidiaries”), were incorporated in Japan and are subject to Japanese national income tax and local corporate tax, business tax and corporate inhabitant taxes at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

For the three months ended December 31, 2018 and December 31, 2017, income tax expense for Japanese Subsidiaries is $66,499 and $0, respectively.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2018 and 2017, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

On December 6, 2018, the Company entered into a share contribution agreement (the “Agreement”) with Force Internationale, a 84.4% owner of the Company. Under the Agreement, the Company transferred 100% of the equity interest of School TV, to Force Internationale without consideration. This Agreement was approved by the boards of directors of each of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group’s consolidated financial statements.

As of December 31, 2018, and September 30, 2018, the Company had $339,013 and $382,544, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, and September 30, 2018, the Company had $47,428 and $47,710, respectively, owed to Keiichi Koga, who is the shareholder of the Company and the director of the Company’s certain subsidiaries. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, and September 30, 2018, the Company had $291,785 and $291,015, respectively, owed to Force Internationale which is our holding company and Tomoo Yoshida, our CEO, is also the director of Force Internationale. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, the Company had $131,144, owed to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, the Company had a long-term loan JPY25,000,000 ($228,992, which included the principal $228,186 and the interest receivable $806) to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The loan is unsecured, mature on May 24, 2023 with an interest rate 1% per annum.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On September 14, 2018, the Company entered into a loan agreement to lend JPY45,000,000 ($414,385) to an independent third party, Star Gate Investment Holdings Limited. The loan is unsecured, matures on March 31, 2019 with an interest of JPY 400,000 per quarter.

As of December 31, 2018, the Company had short-term loan JPY10,000,000 ($91,274) to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The loan is unsecured, matures on January 15, 2019 with an interest rate 1% per annum.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2018	September 30, 2018
	US$	US$
Buildings	54,398	54,984
Equipment	733,444	741,083
Vehicles	118,025	119,296
	905,867	915,363

Accumulated depreciation and amortization	(579,413)	(569,650)
	326,454	345,713

Net effect of exchange rate	12,399	(1,722)

Total net book value	338,853	343,991

Depreciation and amortization of property, plant and equipment were $17,536 and $21,086 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2018	September 30, 2018
	US$	US$
Software	5,066,238	5,121,311
Membership	440,432	450,285
Franchise right	-	667,378
	5,506,670	6,238,974

Accumulated depreciation and amortization	(3,125,595)	(2,978,171)
	2,381,075	3,260,803

Net effect of exchange rate	91,547	(32,148)

Total net book value	2,472,622	3,228,655

The aggregate amortization expenses related to the intangible assets was $241,764 and $239,721 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 9 - SHAREHOLDERS’ EQUITY

On September 26, 2018, the Company issued 12,700,000 common stock at US$1 each to Force Internationale for the acquisition of 100% equity interests of Force Holdings.

NOTE 10 – SUBSEQUENT EVENTS

None.

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

Any references to “the Company” refer to Exceed World, Inc., which operates through its wholly owned subsidiaries.

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

On April 1, 2016, e-Learning entered into stock purchase agreements with 7 Japanese shareholders. Pursuant to these agreements, e-Learning sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each shareholder paid JPY0.215 per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.002.

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

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

On August 9, 2016, e-Learning entered into stock purchase agreements with 33 Japanese shareholders. Pursuant to these agreements, e-Learning sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each shareholder paid JPY10 per share. At the time of purchase the price paid per share by each shareholder was the equivalent of about $0.1.

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

On October 28, 2016, every one (1) share of common stock, par value $.0001 per share, of the Company issued and outstanding was automatically reclassified and changed into twenty (20) shares fully paid and non-assessable shares of common stock of the Company, par value $.0001 per share ("20-for-1 Forward Stock Split"). No fractional shares were issued. The authorized number of shares, and par value per share, of Common Stock are not affected by the 20-for-1 Forward Stock Split.

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

On December 6, 2018, the Company entered into a share contribution agreement (the "Agreement") with Force Internationale, a 84.4% owner of the Company. Under the Agreement, the Company transferred 100% of the equity interest of School TV, to Force Internationale without consideration. This Agreement was approved by the boards of directors of each of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group's consolidated financial statements.

Business Information

As of December 31, 2018, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2018, and September 30, 2018, we had cash and cash equivalents in the amount of $16,398,758 and 22,737,755, respectively. The decrease in cash is attributed to the decrease of accounts payable and deferred income. These accounts payable were mainly unpaid commissions to force club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $7,892,164 for the three months ended December 31, 2018 as opposed to $5,605,725 for the three months ended December 31, 2017. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of premium force club members.

Net Loss

We recorded net loss of $453,667 and $1,896,066 for the three months ended December 31, 2018 and December 31, 2017. The decrease in net loss is attributed to an increase in revenue.

Cash flow

For the three months ended December 31, 2018 and December 31, 2017, we recorded negative cash flows from operations in the amount of $7,327,896 and $1,192,796, respectively.

Working capital

As of December 31, 2018, and September 30, 2018, we had working capital of $12,628,209 and $12,268,228, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $214,513 and $314,773 for the three months ended December 31, 2018 and December 31, 2017, respectively. Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, we the "Group" (which is comprised of the Company, Force International Holdings Limited, a Hong Kong limited company, and its subsidiaries) intend to focus on expanding our sales network in order to strengthen our business activities. Currently, revenue is derived primarily from sales of the Group's Force Club premium package. While it is the intention of the Group to maintain this revenue stream, and to further increase the number of premium members of the Force Club, the Group also intends to diversify its operations and develop additional business activities.

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

As of December 31, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 26, 2018, Force Internationale Limited, a Cayman Island limited company ("Force Internationale") entered into a Share Purchase Agreement with its wholly-owned subsidiary, e-Learning Laboratory Co., Ltd., a Japan corporation ("e-Learning") which, at the time, owned 74.5% of the Company. Under this Share Purchase Agreement, e-Learning transferred its 74.5% equity interest in the Company (14,894,000 shares of common stock of Exceed World, Inc.) to Force Internationale. As consideration for this transfer, Force Internationale paid $26,000.00 to e-Learning. Immediately thereafter, the Company entered into a Share Purchase Agreement with Force Internationale, to acquire 100% of Force International Holdings Limited, a Hong Kong limited company ("Force Holdings"), which is the 100% beneficial owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale. The result of these transactions is that Force Internationale became a 84.4% owner of the Company, the Company (a 100% owner of Force Holdings), became 100% beneficial owner of e-Learning. Prior to the Share Purchase Agreements, Force Internationale, through its subsidiaries, was an indirect owner of 74.5% of the Company and subsequent to the Share Purchase Agreements, Force Internationale is a direct beneficial owner of 84.4% of the Company. The Share Purchase Agreements were approved by the board of directors of each of the Company, Force Internationale, Force Holdings, and e-Learning. Copies of the Share Purchase Agreements are included as Exhibit 2.1 and Exhibit 2.2 to the Form 8-K filed on October 2, 2018 and is hereby incorporated by reference.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Amendment to the Articles of Incorporation of the Company (2)

3.4	Amendment to the Articles of Incorporation of the Company (3)

3.5	Articles of Association of Force Holdings. (4)

3.6	Articles of Incorporation of e-Learning. (4)

10.1	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and e-Learning. (4)

10.2	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and Exceed World. (4)

10.3	Share Contribution Agreement dated December 6, 2018 by and among Force Internationale and Exceed World. (5)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on October 28, 2016, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on October 2, 2018, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on December 12, 2018, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, CFO President, Director

Dated: February 13, 2019