Form 10-Q
period 2019-03-31
Exceed World, Inc.
filed 2019-05-15
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2019 there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	March 31, 2019	September 30, 2018
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,638,735	$22,737,755
Marketable securities	595,626	830,331
Accounts receivable, trade	-	1,032
Short-term loan receivable (Note 6)	496,211	395,848
Income tax recoverable	250,567	425,303
Prepaid expenses	730,531	295,510
Inventories	720,462	380,925
Other current assets	340,483	255,030

TOTAL CURRENT ASSETS	22,772,615	25,321,734

Non-current Assets
Property, plant and equipment, net (Note 7)	$457,053	$343,991
Other intangible assets, net (Note 8)	2,248,279	3,228,655
Long-term prepaid expenses	58,285	58,341
Long-term loan receivable from related party	227,475	-
Deferred tax assets	294,515	287,157

TOTAL NON-CURRENT ASSETS	3,285,607	3,918,144

TOTAL ASSETS	$26,058,222	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$2,749,495	$6,243,562
Accrued expenses	-	65,811
Income tax payable	153,961	-
Deposit receipt	103,236	100,657
Deferred income	4,987,741	4,460,652
Capital lease obligations-current portion	9,566	9,327
Due to related parties	480,350	338,725
Due to directors	339,131	382,544
Other accounts payable	1,414,619	1,452,228

TOTAL CURRENT LIABILITIES	10,238,099	13,053,506

Long term note payable	-	483,814
Long term deferred income	-	2,183
Capital lease obligations-long term portion	42,857	41,786

TOTAL NON-CURRENT LIABILITIES	$42,857	$527,783

TOTAL LIABILITIES	$10,280,956	$13,581,289

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2019 and September 30, 2018)	$-	$-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of March 31, 2019 and September 30, 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	15,201,850	15,679,291
Accumulated other comprehensive income (loss)	310,630	(123,412)

TOTAL SHAREHOLDERS' EQUITY	$15,777,266	$15,658,589

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,058,222	$29,239,878

See Notes to Unaudited Consolidated Financial Statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
		Restated		Restated

Revenues	$5,908,517	$5,338,906	$13,800,681	$10,944,631

Cost of revenues	2,814,543	2,451,179	7,070,360	6,220,446

Gross profit	3,093,974	2,887,727	6,730,321	4,724,185

OPERATING EXPENSE
Selling and distribution expenses	424,407	517,671	638,920	832,444
Administrative expenses	2,838,959	2,887,205	6,324,815	6,167,560
Total operating expenses	3,263,366	3,404,876	6,963,735	7,000,004

Loss from operations	(169,392)	(517,149)	(233,414)	(2,275,819)

Other income
Other income	51,180	72,723	77,438	112,811
Change in fair value of marketable securities	181,677	-	-	-
	232,857	72,723	77,438	112,811

Other expenses
Other expenses	656	-	57,344	-
Change in fair value of marketable securities	-	-	111,039	177,484
	656	-	168,383	177,484

Net income (loss) before tax	62,809	(444,426)	(324,359)	(2,340,492)

Income tax expense	86,583	87,934	153,082	87,934

NET LOSS	$(23,774)	$(532,360)	$(477,441)	$(2,428,426)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(181,951)	749,020	434,042	721,514

TOTAL COMPREHENSIVE INCOME (LOSS)	$(205,725)	$216,660	$(43,399)	$(1,706,912)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
	$(0.00)*	$(0.03)	$(0.01)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	20,000,000	32,700,000	20,000,000

* Denotes net loss per common share of less than $0.01 per share See Notes to Unaudited Consolidated Financial Statements.

F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2018	32,700,000	$3,270	$99,440	$(123,412)	$15,679,291	$15,658,589

Net loss	-	-	-	-	(453,667)	(453,667)

Disposal of School TV	-	-	162,076	-	-	162,076

Foreign currency translation	-	-	-	615,993	-	615,993

Balance – December 31, 2018	32,700,000	$3,270	$261,516	$492,581	$15,225,624	$15,982,991

Net loss	-	-	-	-	(23,774)	(23,774)

Foreign currency translation	-	-	-	(181,951)	-	(181,951)

Balance – March 31, 2019	32,700,000	$3,270	$261,516	$310,630	$15,201,850	$15,777,266

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2017	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Net loss	-	-	-	-	(1,896,066)	(1,896,066)

Foreign currency translation	-	-	-	(27,506)	-	(27,506)

Balance – December 31, 2017	20,000,000	$2,000	$59,679	$45,240	$12,624,601	12,731,520

Net loss	-	-	-	-	(532,360)	(532,360)

Foreign currency translation	-	-	-	749,020	-	749,020

Balance – March 31, 2018	20,000,000	$2,000	$59,679	$794,260	$12,092,241	12,948,180

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

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(477,441)	$(2,428,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	35,540	45,057
Amortization of intangible assets	483,875	505,962
Loss on written off of intangible asset	-	21,861
Loss on disposal of marketable securities	57,344	-
Change in fair value of marketable securities	111,039	177,484

Changes in operating assets and liabilities:
Accounts receivable	1,059	-
Prepaid expenses	(425,899)	(279,253)
Inventories	(330,118)	1,275,263
Long-term loans receivable	(227,475)	-
Income tax recoverable	339,594	(642,037)
Other current assets	(208,306)	169,640
Accounts payable	(3,648,670)	(11,929)
Accrued expenses and other payables	13,370	(672,490)
Deposit receipt	-	155,001
Deferred income	412,796	2,170,377
Net cash (used in) provided by operating activities	(3,863,292)	486,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	86,624	-
Acquisition of subsidiary	-	(4,967)
Net cash outflow on acquisition of subsidiaries	-	135
Purchase of property, plant and equipment	(139,207)	(360,000)
Purchase of intangible assets	(44,907)	(35,870)
Net cash used in investing activities	(97,490)	(400,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	-	(21,487)
Due to directors	101,321	585,118
Due to related parties	132,945	10,063
Net cash provided by financing activities	234,266	573,694

Net effect of exchange rate changes on cash	627,496	713,330

Net Change in Cash and Cash Equivalents	$(3,099,020)	$1,372,832
Cash and cash equivalents - beginning of period	22,737,755	13,226,698
Cash and cash equivalents - end of period	$19,638,735	$14,599,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid (refund)	(300,242)	-

See Notes to Unaudited Consolidated Financial Statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

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

On December 6, 2018, the Company entered into a share contribution agreement (the “Agreement”) with Force Internationale, a 84.4% owner of the Company. Under this Agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This Agreement was approved by the boards of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group's consolidated financial statements.

As of March 31, 2019, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited consolidated financial statements of Exceed World, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six months ended March 31, 2019, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2018, included in our Form 10-K.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment during the six months ended March 31, 2019 and March 31, 2018.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Group whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of shareholders’ equity.

Translation of amounts from the local currency of the Group into US$1 has been made at the following exchange rates:

	March 31, 2019	March 31, 2018
Current JPY: US$1 exchange rate	110.84	106.26
Average JPY: US$1 exchange rate	111.84	110.62

Current HK$: US$1 exchange rate	7.85	7.85
Average HK$: US$1 exchange rate	7.83	7.82

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

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expense was $638,920 and $666,014 for the six months ended March 31, 2019 and 2018, respectively.

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

The Company does not have any potentially dilutive instruments as of March 31, 2019 and September 30, 2018 and, thus, anti-dilution issues are not applicable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - FAIR VALUE MEASUREMENT

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

National income tax in Japan is charged at 15% with taxable income up to JPY8,000,000 ($72,531) and 23.2% at March 31, 2019 and September 30, 2018, with taxable income over JPY8,000,000. The Company’s subsidiaries, e-Learning and e-Communications (“Japanese Subsidiaries”), were incorporated in Japan and are subject to Japanese national income tax and local corporate tax, business tax and corporate inhabitant taxes at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

For the six months ended March 31, 2019 and March 31, 2018, income tax expense for Japanese Subsidiaries is $153,082 and $87,934, respectively.

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2019 and 2018, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

On December 6, 2018, the Company entered into the Agreement with Force Internationale, a 84.4% owner of the Company. Under the Agreement, the Company transferred 100% of the equity interest of School TV to Force Internationale without consideration. This agreement was approved by the boards of directors of each of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group’s consolidated financial statements.

As of March 31, 2019 and September 30, 2018, the Company had $339,131 and $382,544, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

As of March 31, 2019 and September 30, 2018, the Company had $47,337 and $47,710, respectively, owed to Keiichi Koga, who is the shareholder of the Company and the director of the Company’s certain subsidiaries. The advance is unsecured, due on demand and bears no interest.

As of March 31, 2019 and September 30, 2018, the Company had $300,476 and $291,015, respectively, owed to Force Internationale which is our holding company and Tomoo Yoshida, our CEO, is also the director of Force Internationale. The advance is unsecured, due on demand and bears no interest.

As of March 31, 2019, the Company had $132,537 owed to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The advance is unsecured, due on demand and bears no interest.

As of March 31, 2019, the Company had a long-term loan JPY25,000,000 ($225,550) to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The loan is unsecured, mature on May 24, 2023 with an interest rate 1% per annum. As of March 31, 2019, the interest receivable was $1,925.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On September 14, 2018, the Company entered into a loan agreement to lend JPY45,000,000 ($405,991) to an independent third party, Star Gate Investment Holdings Limited. The loan is unsecured, matures on March 31, 2019 with an interest of JPY 400,000 ($3,577) per quarter. The loan is repaid on April 24, 2019 without charged of overdue interest.

As of March 31, 2019, the Company had short-term loan JPY10,000,000 ($90,220) to School TV. Tomoo Yoshida, our CEO, is also the CEO of School TV. The loan is unsecured, matures on January 15, 2020 with an interest rate 1% per annum.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2019	September 30, 2018
	US$	US$
Buildings	115,395	54,984
Equipment	811,654	741,083
Vehicles	118,025	119,296
	1,045,074	915,363

Accumulated depreciation and amortization	(597,417)	(569,650)
	447,657	345,713

Net effect of exchange rate	9,396	(1,722)

Total net book value	457,053	343,991

Depreciation and amortization of property, plant and equipment were $ 35,540 and $45,057 for the six months ended March 31, 2019 and 2018, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2019	September 30, 2018
	US$	US$
Software	5,111,144	5,121,311
Franchise right	-	667,378
Membership	440,432	450,285
	5,551,576	6,238,974

Accumulated depreciation and amortization	(3,367,707)	(2,978,171)
	2,183,869	3,260,803

Net effect of exchange rate	64,410	(32,148)

Total net book value	2,248,279	3,228,655

The aggregate amortization expenses related to the intangible assets was $483,875 and $505,962 for the six months ended March 31, 2019 and 2018, respectively.

NOTE 9 - SHAREHOLDERS’ EQUITY

On September 26, 2018, the Company issued 12,700,000 common stock at US$1 each to Force Internationale for the acquisition of 100% equity interests of Force Holdings.

-F5-

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

On October 28, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. The effective date of the 20-for-1 Forward Stock Split was upon the acceptance of the Certificate of Amendment with the Secretary of State of Delaware. The Certificate of Amendment can be found as Exhibit 3.1 to Form 8-K filed November 1, 2016.

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

On December 6, 2018, the Company entered into a share contribution agreement with Force Internationale, a 84.4% owner of the Company. Under this agreement, the Company transferred 100% of the equity interest of School TV, to Force Internationale without consideration. This Agreement was approved by the boards of directors of each of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group's consolidated financial statements.

Business Information

As of March 31, 2019, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2019, and September 30, 2018, we had cash and cash equivalents in the amount of $19,638,735 and $22,737,755, respectively. The decrease in cash is attributed to the decrease of accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $5,908,517 and $5,338,906 for the three months ended March 31, 2019 and March 31, 2018, respectively. We recorded revenue of $13,800,681 and $10,944,631 for the six months ended March 31, 2019 and March 31, 2018, respectively. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of Force Club premium members.

Net Income (Loss)

We recorded net loss of $23,774 and $532,360 for the three months ended March 31, 2019 and March 31, 2018, respectively. We recorded net loss of $477,441 and $2,428,426 for the six months ended March 31, 2019 and March 31, 2018, respectively. The decrease in net loss is attributed to an increase in revenue.

Cash flow

For the six months ended March 31, 2019, we recorded negative cash flows from operations in the amount of $3,863,292. For the six months ended March 31, 2018, we recorded cash flows from operations in the amount of $486,510.

Working capital

As of March 31, 2019, and September 30, 2018, we had working capital of $12,534,516 and $12,268,228, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. For the three months ended March 31, 2019 and March 31, 2018, advertising expenses were $424,407 and $351,241, respectively. For the six months ended March 31, 2019 and March 31, 2018, advertising expenses were $638,920 and $666,014, respectively. Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

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

As ofMarch 31, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending March 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Amendment to the Articles of Incorporation of the Company (2)

3.4	Amendment to the Articles of Incorporation of the Company (3)

3.5	Articles of Association of Force Holdings (4)

3.6	Articles of Incorporation of e-Learning (4)

10.1	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and e-Learning (4)

10.2	Share Purchase Agreement dated September 26, 2018 by and among Force Internationale and Exceed World (4)

10.3	Share Contribution Agreement dated December 6, 2018 by and among Force Internationale and Exceed World (5)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on November 1, 2016, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on October 2, 2018, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on December 12, 2018, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: May 15, 2019