Form 10-K/A
period 2018-09-30
Exceed World, Inc.
filed 2019-07-11
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of July 11, 2019 there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

Exceed World, Inc.

Note: e-Learning Laboratory Co., Ltd. may be referred to herein as “e-Learning”, Force Internationale Limited may be referred to herein as “Force Internationale.” Force International Holdings Limited may be referred to herein as “Force Holdings.” References to “the Company” are synonymous with Exceed World, Inc. unless otherwise specified.

Explanatory Note

We are filing this Amendment on Form 10K/A to amend our Annual Report (“Amended Report”) for the year ended September 30, 2018, originally filed with the Securities and Exchange Commission on January 14, 2019 (the “Original Report”), to amend our consolidated financial statements.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10K/A includes new certifications required by Sections 302 and 906 of the SarbanesOxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated January 14, 2019 10-K as of the filing date of this Form 10K/A.

Amendment and Restatement Background

In the course of its financial statements closing process subsequent to the period ended March 31, 2018, the CEO and CFO (collectively, “the Management”) of Exceed World, Inc. (the “Company”), determined that the Company’s annual financial statements for the year ended September 30, 2018 and interim financial statements for the three-month ended December 31, 2018 and six months ended March 31, 2019, could no longer be relied upon. Specifically, on June 12, 2019, Management discovered that (i) overstatement of cost of revenue which should not be expensed during the year ended September 30, 2018, and (ii) understatement of administrative expenses during the year ended September 30, 2018. As such, previously issued financial statements should be amended for such transactions in the respective periods to such applicable costs.

The Company has evaluated that the changes described above will result in (i) a decrease in cost of revenue of $1,719,934 for the year ended September 30, 2018, increase in net income of $1,719,934 for the year ended September 30, 2018, decrease in accounts payable of $1,671,358 as of September 30, 2018, increase in accumulated earnings of $1,719,934 as of September 30, 2018 and increase in accumulated other comprehensive loss of $48,576 as of September 30, 2018; and (ii) an increase in administrative expenses of $502,926 for the year ended September 30, 2018, decrease in net income of $502,926 for the year ended September 30, 2018, increase in due to director of $213,515 and other accounts payable of $289,411 as of September 30, 2018, decrease in accumulated earnings of $502,926 as of September 30, 2018.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in the Annual Report on Form 10-K/A has been identified as “amended and restated”.

Internal Control Consideration

As disclosed in the Company’s Form 10-K filed on January 14, 2019, Management had previously disclosed that material weakness existed as of September 30, 2018 with respect to the lack of a functioning audit committee and inadequate segregation of duties resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. While management’s assessment of the Company’s internal control over financial reporting is ongoing, because of the material weaknesses identified, management concludes that the Company’s internal controls over financial reporting remain ineffective as of the date of this report. Management has determined that the failure to record these cost of revenues and professional fees resulted from control deficiencies with respect to the tracking and disclosure of all Company agreements, and that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. The Company has thoroughly investigated the entire financial reporting process to ensure no other material errors are left undiscovered that may affect the Company’s financial results.

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

Item 6. Selected Financial Data.

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2018	September 30, 2017
	Restated	Restated
ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$13,226,698
Marketable securities	830,331	1,398,133
Accounts receivable, trade, net	1,032	1,011
Short-term loan receivable	395,848	-
Income tax recoverable	425,303	-
Prepaid expenses	295,510	326,612
Inventories, net	380,925	1,282,610
Other current assets	255,030	439,040

TOTAL CURRENT ASSETS	25,321,734	16,674,104

Non-current Assets
Long-term prepaid expenses	$58,341	$343,698
Deferred tax assets	287,157	195,908
Property, plant and equipment, net	343,991	457,118
Other intangible assets, net	3,228,655	3,406,262

TOTAL NON-CURRENT ASSETS	3,918,144	4,402,986

TOTAL ASSETS	$29,239,878	$21,077,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$4,572,204	$1,094,635
Accrued expenses	65,811	70,489
Income tax payable	-	350,995
Deposit receipt	100,657	47
Deferred income	4,460,652	1,845,457
Capital lease obligations-current portion	9,327	9,244
Due to related parties	338,725	368,527
Due to director	596,059	166,660
Other accounts payable	1,741,639	1,975,261

TOTAL CURRENT LIABILITIES	11,885,074	5,881,315

Capital lease obligations-long term portion	41,786	51,664
Long-term note payable	483,814	489,019
Long-term deferred income	2,183	-

TOTAL LIABILITIES	12,412,857	6,421,998

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018 and 2017)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 and 20,000,000 shares issued and outstanding
as of September 30, 2018 and 2017)	3,270	2,000
Additional paid-in capital	99,440	59,679
Accumulated earnings	16,896,299	14,520,667
Accumulated other comprehensive income (loss)	(171,988)	72,746

TOTAL SHAREHOLDERS' EQUITY	16,827,021	14,655,092

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$21,077,090

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
	Restated	Restated

Revenues	$34,878,988	$36,860,282

Cost of revenues	18,654,182	22,219,015

Gross profit	16,224,806	14,641,267

OPERATING EXPENSE
Selling and distributions expenses	1,989,146	1,120,970
Administrative expenses	11,623,028	9,724,573
Total operating expenses	13,612,174	10,845,543

Income from operations	2,612,632	3,795,724

Other income
Other income	266,946	192,089
Change in fair value of marketable securities	-	781,681
Total other income	266,946	973,770

Other expenses
Change in fair value of marketable securities	568,990	-
Interest expenses	6,082	2,801
Other expenses	18,171	-
Total other expenses	593,243	2,801

Net income before tax	2,286,335	4,766,693

Income tax expense (credit)	(89,297)	533,439

NET INCOME	$2,375,632	$4,233,254

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(244,734)	(1,210,808)

TOTAL COMPREHENSIVE INCOME	$2,130,898	$3,022,446

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.12	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	20,173,973	20,000,000

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

Net Income

We recorded net income of $2,375,632 for the year ended September 30, 2018 and net income of $4,233,254 for the year ended September 30, 2017. The decrease in net income is attributed to a decrease in revenue from 2017 to 2018.

Cash flow

For the year ended September 30, 2018 and 2017, we generated cash flows from operations in the amount of $10,665,370 and $6,093,381, respectively.

Working capital

As of September 30, 2018 and 2017, we had working capital of $13,436,660 and $10,792,789, respectively. The increase in working capital is attributed to an increase in cash from 2017 to 2018.

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

Lo and Kwong C.P.A. & Co. (successor to Lo and Kwong C.P.A. Company Limited)

Hong Kong

January 14, 2019 (July 11, 2019 as the effects of the restatement discussed in Note 15)

-F2-

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2018	September 30, 2017
	(Restated)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$13,226,698
Marketable securities	830,331	1,398,133
Accounts receivable, trade, net	1,032	1,011
Short-term loan receivable (Note 6)	395,848	-
Income tax recoverable	425,303	-
Prepaid expenses	295,510	326,612
Inventories, net	380,925	1,282,610
Other current assets	255,030	439,040

TOTAL CURRENT ASSETS	25,321,734	16,674,104

Non-current Assets
Long-term prepaid expenses	$58,341	$343,698
Deferred tax assets	287,157	195,908
Property, plant and equipment, net (Note 7)	343,991	457,118
Other intangible assets, net (Note 8)	3,228,655	3,406,262

TOTAL NON-CURRENT ASSETS	3,918,144	4,402,986

TOTAL ASSETS	$29,239,878	$21,077,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$4,572,204	$1,094,635
Accrued expenses	65,811	70,489
Income tax payable	-	350,995
Deposit receipt	100,657	47
Deferred income	4,460,652	1,845,457
Capital lease obligations-current portion	9,327	9,244
Due to related parties	338,725	368,527
Due to director	596,059	166,660
Other accounts payable	1,741,639	1,975,261

TOTAL CURRENT LIABILITIES	11,885,074	5,881,315

Capital lease obligations-long term portion	41,786	51,664
Long-term note payable (Note 9)	483,814	489,019
Long-term deferred income	2,183	-

TOTAL LIABILITIES	12,412,857	6,421,998

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018 and 2017)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 and 20,000,000 shares issued and outstanding
as of September 30, 2018 and 2017)	3,270	2,000
Additional paid-in capital	99,440	59,679
Accumulated earnings	16,896,299	14,520,667
Accumulated other comprehensive income (loss)	(171,988)	72,746

TOTAL SHAREHOLDERS' EQUITY	16,827,021	14,655,092

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$21,077,090

See Notes to Consolidated Financial Statements.

-F3-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
	(Restated)	(Restated)

Revenues	$34,878,988	$36,860,282

Cost of revenues	18,654,182	22,219,015

Gross profit	16,224,806	14,641,267

OPERATING EXPENSE
Selling and distributions expenses	1,989,146	1,120,970
Administrative expenses	11,623,028	9,724,573
Total operating expenses	13,612,174	10,845,543

Income from operations	2,612,632	3,795,724

Other income
Other income	266,946	192,089
Change in fair value of marketable securities	-	781,681
Total other income	266,946	973,770

Other expenses
Change in fair value of marketable securities	568,990	-
Interest expenses	6,082	2,801
Other expenses	18,171	-
Total other expenses	593,243	2,801

Net income before tax	2,286,335	4,766,693

Income tax expense (credit)	(89,297)	533,439

NET INCOME	$2,375,632	$4,233,254

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(244,734)	(1,210,808)

TOTAL COMPREHENSIVE INCOME	$2,130,898	$3,022,446

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.12	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	20,173,973	20,000,000

See Notes to Consolidated Financial Statements.

-F4-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2016	400,000,000	$40,000	$21,679	$1,283,554	$10,287,413	$11,632,646

Stock cancellation	(380,000,000)	(38,000)	38,000	-	-	-

Net income	-	-	-	-	4,233,254	4,233,254

Foreign currency translation	-	-	-	(1,210,808)	-	(1,210,808)

Balance – September 30, 2017	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Issuance of shares for the acquisition of subsidiaries	12,700,000	1,270	(1,270)	-	-	-

Disposal of a subsidiary under common control	-	-	15,031	-	-	15,031

Reorganization of the Group	-	-	26,000	-	-	26,000

Net income (Restated)	-	-	-	-	2,375,632	2,375,632

Foreign currency translation (Restated)	-	-	-	(244,734)	-	(244,734)

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

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

-F5-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	September 30, 2018	September 30, 2017
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,375,632	$4,233,254
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	100,229	110,739
Loss on written off of property, plant and equipment	11,178	-
Loss on written off of intangible asset	6,275	-
Amortization of intangible asset	1,020,423	988,526
Change in fair value of marketable securities	568,990	(781,681)
Interest expenses	6,082	2,801
Changes in operating assets and liabilities:
Accounts receivable	(32)	(1,011)
Other current assets	179,344	741,691
Inventories	888,033	(140,762)
Prepaid expenses	26,221	62,485
Accounts payable	3,489,220	399,877
Deferred income	2,589,542	(344,230)
Income tax recoverable	(1,072,527)	461,036
Deposit receipts	100,611	47
Accrued expenses	(3,928)	70,489
Other payables	(21,611)	184,906
Due to related parties	(29,485)	114,203
Due to director	431,173	(8,989)
Net cash provided by operating activities	10,665,370	6,093,381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(37,583)
Reorganization of the Company	26,000	-
Payment for acquisition of intangible assets	(593,662)	(792,903)
Net cash used in investing activities	(567,662)	(830,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest expense paid	(6,082)	(2,801)
Repayment of capital lease obligation	(9,146)	(5,992)
Proceeds from long-term note payables	-	489,019
Short-term loan	(395,848)	-
Net cash (used in) provided by financing activities	(411,076)	480,226

Net effect of exchange rate changes on cash	(175,575)	(49,350)

Net change in cash and cash Equivalents	$9,511,057	$5,693,771
Cash and cash equivalents - beginning of period	13,226,698	7,532,927
Cash and cash equivalents - end of period	$22,737,755	$13,226,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes (paid) refund	$(553,889)	$348,295

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

As of September 30, 2018 and 2017, the Company had $596,059 and $166,660, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

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

At September 30, 2018, none of the loan and interest receivables was past due but not impaired.

-F10-

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2018	September 30, 2017
	$	$
	(Restated)	(Restated)
Buildings	54,984	61,028
Equipment	741,083	833,466
Vehicles	119,296	125,788
	915,363	1,020,282
Accumulated depreciation and amortization	(569,650)	(512,428)

	345,713	507,854
Net effect of exchange rate	(1,722)	(50,736)

Total net book value	343,991	457,118

Depreciation and amortization of property, plant and equipment was $100,229 and $110,739 in fiscal 2018 and 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2018				September 30, 2017
	Gross carrying value	Accumulated amortization	Net effect of exchange rate	Total net book value	Gross carrying value	Accumulated amortization	Net effect of exchange rate	Total net book value
	$	$	$	$	$	$	$	$
Software	5,121,311	(2,867,476)	(17,388)	2,236,447	5,649,309	(2,646,856)	(373,472)	2,628,981
Franchise rights	667,378	(55,848)	(5,712)	605,818	674,333	(10,661)	(6,844)	656,828
Club membership	450,285	(54,847)	(9,048)	386,390	180,598	(46,292)	(13,853)	120,453

	6,238,974	(2,978,171)	(32,148)	3,228,655	6,504,240	(2,703,809)	(394,169)	3,406,262

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

NOTE 10 – EARNINGS PER SHARE

The following table shows how the computation of basic and diluted earnings per share for 2018 and 2017:

	Year ended 30 September
	2018	2017
	$	$
	(Restated)	(Restated)
Net income	2,375,632	4,233,254

Number of shares
Weighted-average common shares outstanding	20,173,973	20,000,000

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

Sale of health related products – selling and distributing of heath related products

RE/MAX business – the franchise rights of RE/MAX to carry out real estate sales and activities in Kanagawa, Okinawa and Tokyo.

	Year Ended 30 September
PRODUCT CATEGORY DATA	2018	2017
	$	$
Net Sales:	(Restated)	(Restated)
e-learning educational services	34,846,368	36,830,009
Sale of health related products	1,728	30,273
RE/MAX business	30,892	-

	34,878,988	36,860,282

Operating income
e-learning educational services	3,199,343	4,423,448
Sale of health related products	(9,957)	(61,443)
RE/MAX business	(177,975)	-

	3,011,411	4,362,005
Reconciliation:
Unallocated corporate expense, net	(635,779)	(128,751)

	2,375,632	4,233,254

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

NOTE 15 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the filing of the Form 10Q on May 15, 2019, the Company had identified accounting issues relating to (i) commission expense which resulted in overstated cost of revenues of $1,719,934, and understated other comprehensive expense of $48,576 for the year ended September 30, 2018 and overstated accounts payable balances of $1,671,358 as of September 30, 2018; and (ii) professional fee which resulted in understated administrative expenses of $502,926, and understated due to director of $213,515 and other accounts payable of $289,411 as of September 30, 2018.

As a result, the Company restated its previously issued consolidated financial statements, included in its Amendment to the Company's 2018 Annual Report on Form 10-K/A, filed on January 14, 2019.

The 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2019 (the “Original Filing”) and this Amendment to its Annual Report on Form 10-K/A (the “2018 Amended Annual Report on Form 10-K/A”) include the restated Consolidated Statements of Operations and Comprehensive Income and the restated Consolidated Statements of Cash Flows for the year ended September 30, 2018 and the restated Consolidated Balance Sheet as of September 30, 2018.

The following discloses each line item that is affected by the restatement of the Company's consolidated financial statements as of September 30, 2018 and for the year ended September 30, 2018.

Consolidated Balance Sheet

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the year ended September 30, 2018 filed by the Company on January 14, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$-	$-	$22,737,755
Marketable securities	830,331	-	-	830,331
Accounts receivable, trade, net	1,032	-	-	1,032
Short-term loan receivable	395,848	-	-	395,848
Income tax recoverable	425,303	-	-	425,303
Prepaid expenses	295,510	-	-	295,510
Inventories, net	380,925	-	-	380,925
Other current assets	255,030	-	-	255,030

TOTAL CURRENT ASSETS	25,321,734	-	-	25,321,734

Non-current Assets
Long-term prepaid expenses	$58,341	$-	$-	$58,341
Deferred tax assets	287,157	-	-	287,157
Property, plant and equipment, net	343,991	-	-	343,991
Other intangible assets, net	3,228,655	-	-	3,228,655

TOTAL NON-CURRENT ASSETS	3,918,144	-	-	3,918,144

TOTAL ASSETS	$29,239,878	$-	$-	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$6,243,562	$(1,671,358)	$-	$4,572,204
Accrued expenses	65,811	-	-	65,811
Deposit receipt	100,657	-	-	100,657
Deferred income	4,460,652	-	-	4,460,652
Capital lease obligations-current portion	9,327	-	-	9,327
Due to related parties	338,725	-	-	338,725
Due to director	382,544	-	213,515	596,059
Other accounts payable	1,452,228	-	289,411	1,741,639

TOTAL CURRENT LIABILITIES	13,053,506	(1,671,358)	502,926	11,885,074

Capital lease obligations-long term portion	41,786	-	-	41,786
Long-term note payable	483,814	-	-	483,814
Long-term deferred income	2,183	-	-	2,183

TOTAL LIABILITIES	13,581,289	(1,671,358)	502,926	12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018)	-	-	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of September 30, 2018)	3,270	-	-	3,270
Additional paid-in capital	99,440	-	-	99,440
Accumulated earnings	15,679,291	1,719,934	(502,926)	16,896,299
Accumulated other comprehensive income (loss)	(123,412)	(48,576)	-	(171,988)

TOTAL SHAREHOLDERS' EQUITY	15,658,589	1,671,358	(502,926)	16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$-	$-	$29,239,878

Consolidated Statements of Operations and Comprehensive Income

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the year ended September 30, 2018 filed by the Company on January 14, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

Revenues	$34,878,988	$-	$-	$34,878,988

Cost of revenues	20,374,116	(1,719,934)	-	18,654,182

Gross profit	14,504,872	1,719,934	-	16,224,806

OPERATING EXPENSE
Selling and distributions expenses	1,989,146	-	-	1,989,146
Administrative expenses	11,120,102	-	502,926	11,623,028
Total operating expenses	13,109,248	-	502,926	13,612,174

Income from operations	1,395,624	1,719,934	(502,926)	2,612,632

Other income
Other income	266,946	-	-	266,946
Total other income	266,946	-	-	266,946

Other expenses
Change in fair value of marketable securities	568,990	-	-	568,990
Interest expenses	6,082	-	-	6,082
Other expenses	18,171	-	-	18,171
Total other expenses	593,243	-	-	593,243

Net income before tax	1,069,327	1,719,934	(502,926)	2,286,335

Income tax expense (credit)	(89,297)	-	-	(89,297)

NET INCOME (LOSS)	$1,158,624	$1,719,934	$(502,926)	$2,375,632

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(196,158)	(48,576)	-	(244,734)

TOTAL COMPREHENSIVE INCOME	$962,466	$1,671,358	$(502,926)	$2,130,898

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.06	$0.09	$(0.03)	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	20,173,973	-	-	20,173,973

Consolidated Statements of Cash Flows

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the year ended September 30, 2018 filed by the Company on January 14, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,158,624	$1,719,934	$(502,926)	$2,375,632
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	100,229	-	-	100,229
Loss on written off of property, plant and equipment	11,178	-	-	11,178
Loss on written off of intangible asset	6,275	-	-	6,275
Amortization of intangible asset	1,020,423	-	-	1,020,423
Change in fair value of marketable securities	568,990	-	-	568,990
Interest expenses	6,082	-	-	6,082
Changes in operating assets and liabilities:
Accounts receivable	(32)	-	-	(32)
Other current assets	179,344	-	-	179,344
Inventories	888,033	-	-	888,033
Prepaid expenses	26,221	-	-	26,221
Accounts payable	5,160,578	(1,671,358)	-	3,489,220
Deferred income	2,589,542	-	-	2,589,542
Income tax recoverable	(1,072,527)	-	-	(1,072,527)
Deposit receipts	100,611	-	-	100,611
Accrued expenses	(3,928)	-	-	(3,928)
Other payables	(311,020)	-	289,411	(21,609)
Due to related parties	(29,485)	-	-	(29,485)
Due to director	213,586	-	217,585	431,171
Net cash provided by operating activities	10,612,724	48,576	4,070	10,665,370

CASH FLOWS FROM INVESTING ACTIVITIES
Reorganization of the Company	26,000	-	-	26,000
Payment for acquisition of intangible assets	(593,662)	-	-	(593,662)
Net cash used in investing activities	(567,662)	-	-	(567,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest expense paid	(6,082)	-	-	(6,082)
Repayment of capital lease obligation	(9,146)	-	-	(9,146)
Short-term loan	(395,848)	-	-	(395,848)
Net cash (used in) provided by financing activities	(411,076)	-	-	(411,076)

Net effect of exchange rate changes on cash	(122,929)	(48,576)	(4,070)	(175,575)

Net change in cash and cash Equivalents	$9,511,057	$-	$-	$9,511,057
Cash and cash equivalents - beginning of period	13,226,698	-	-	13,226,698
Cash and cash equivalents - end of period	$22,737,755	$-	$-	$22,737,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes (paid) refund	$(553,889)	$-	$-	$(553,889)

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

As of September 30, 2018 and 2017, the Company owed $596,059 and $166,660, respectively, to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and shareholder of the Company. The advance is unsecured, due on demand, and bears no interest.

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

Dated: July 11, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: July 11, 2019