Form 10-Q/A
period 2018-12-31
Exceed World, Inc.
filed 2019-07-11
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of July 11, 2019 there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

Explanatory Note

We are filing this Amendment on Form 10Q/A to amend our Quarterly Report (“Amended Report”) for the three months ended December 31, 2018, originally filed with the Securities and Exchange Commission on February 13, 2019 (the “Original Report”), to amend our consolidated financial statements.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10Q/A includes new certifications required by Sections 302 and 906 of the SarbanesOxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated February 13, 2019 10-Q as of the filing date of this Form 10Q/A.

Amendment and Restatement Background

In the course of its financial statements closing process subsequent to the period ended March 31, 2018, the CEO and CFO (collectively, “the Management”) of Exceed World, Inc. (the “Company”), determined that the Company’s annual financial statements for the year ended September 30, 2018 and interim financial statements for the three-month ended December 31, 2018 and six months ended March 31, 2019, could no longer be relied upon. Specifically, on June 12, 2019, Management discovered that (i) overstatement of cost of revenue which should not be expensed during the year ended September 30, 2018, and (ii) understatement of administrative expenses during the year ended September 30, 2018; overstatement of administrative expenses during the three months ended December 31, 2018. As periods to such applicable costs.

The Company has evaluated that the changes described above will result in (i) decrease in accounts payable of $1,734,209 as of December 31, 2018, increase in accumulated earnings of $1,719,934 as of December 31, 2018 and increase in accumulated other comprehensive income of $14,275 as of December 31, 2018; and (ii) an decrease in administrative expenses of $96,845 for the three months ended December 31, 2018, increase in net income of $96,845 for the three months ended December 31, 2018, increase in due to related parties of $1,000, due to director of $330,326 and other accounts payable of $74,755 as of December 31, 2018, decrease in accumulated earnings of $406,081 as of December 31, 2018.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in the Annual Report on Form 10-Q/A has been identified as “amended and restated”.

Internal Control Consideration

As disclosed in the Company’s Form 10-Q filed on February 13, 2019, Management had previously disclosed that material weakness existed as of December 31, 2018 with respect to the lack of a functioning audit committee and inadequate segregation of duties resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. While management’s assessment of the Company’s internal control over financial reporting is ongoing, because of the material weaknesses identified, management concludes that the Company’s internal controls over financial reporting remain ineffective as of the date of this report. Management has determined that the failure to record these cost of revenues and professional fees resulted from control deficiencies with respect to the tracking and disclosure of all Company agreements, and that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. The Company has thoroughly investigated the entire financial reporting process to ensure no other material errors are left undiscovered that may affect the Company’s financial results.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	December 31, 2018	September 30, 2018
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$16,398,758	$22,737,755
Marketable securities	414,277	830,331
Accounts receivable, trade	-	1,032
Short-term loan receivable (Note 6)	505,659	395,848
Income tax recoverable	303,750	425,303
Prepaid expenses	392,814	295,510
Inventories	898,273	380,925
Other current assets	328,113	255,030

TOTAL CURRENT ASSETS	19,241,644	25,321,734

Non-current Assets
Property, plant and equipment, net (Note 7)	$338,853	$343,991
Long-term prepaid expenses	59,717	58,341
Deferred tax assets	297,956	287,157
Other intangible assets, net (Note 8)	2,472,622	3,228,655
Long-term loan receivable from related party	228,992	-

TOTAL NON-CURRENT ASSETS	3,398,140	3,918,144

TOTAL ASSETS	$22,639,784	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$1,703,798	$4,572,204
Accrued expenses	52,579	65,811
Income tax payable	69,725	-
Deposit receipt	104,688	100,657
Deferred income	852,388	4,460,652
Capital lease obligations-current portion	9,678	9,327
Due to related parties	471,357	338,725
Due to director	669,339	596,059
Other accounts payable	1,351,755	1,741,639

TOTAL CURRENT LIABILITIES	5,285,307	11,885,074

Capital lease obligations-long term portion	43,358	41,786
Long-term note payable	-	483,814
Long-term deferred income	-	2,183

TOTAL LIABILITIES	5,328,665	12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2018 and September 30, 2018)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of December 31, 2018 and September 30, 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	16,539,477	16,896,299
Accumulated other comprehensive income (loss)	506,856	(171,988)

TOTAL SHAREHOLDERS' EQUITY	17,311,119	16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,639,784	$29,239,878

See Notes to Unaudited Consolidated Financial Statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
	(Restated)	(Restated)

Revenues	$7,892,164	$5,605,725

Cost of revenues	4,255,817	3,769,267

Gross profit	3,636,347	1,836,458

OPERATING EXPENSE
Selling and distributions expenses	214,513	314,773
Administrative expenses	3,389,011	3,280,355
Total operating expenses	3,603,524	3,595,128

Income (loss) from operations	32,823	(1,758,670)

Other income
Other income	26,258	40,088

Other expenses
Other expenses	56,688	-
Change in fair value of marketable securities	292,716	177,484
Total other expenses	349,404	177,484

Net loss before tax	(290,323)	(1,896,066)

Income tax expense	66,499	-

NET LOSS	$(356,822)	$(1,896,066)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	678,844	(27,506)

TOTAL COMPREHENSIVE INCOME (LOSS)	$322,022	$(1,923,572)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,700,000	20,000,000

See Notes to Unaudited Consolidated Financial Statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(356,822)	$(1,896,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	17,536	21,086
Amortization of intangible asset	241,764	239,721
Loss on disposal of marketable securities	56,688	-
Change in fair value of marketable securities	292,716	177,484
Changes in operating assets and liabilities:
Accounts receivable	1,072	-
Prepaid expenses	(85,373)	142,047
Inventories	(503,361)	1,202,204
Other current assets	(190,673)	59,027
Short-term loans receivable	(3,651)	-
Long-term loans receivable	(228,992)	-
Income tax recoverable	207,272	(350,372)
Accounts payable	(3,035,018)	51,253
Accrued expenses	(105,647)	(601,637)
Other payables	(223,742)	-
Deposit receipt	246	98,346
Deferred income	(3,776,007)	(351,058)
Due to director	225,293	-
Due to related parties	119,893	-
Net cash used in operating activities	(7,346,806)	(1,207,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	87,636	-
Acquisition of subsidiary	-	(4,967)
Net cash outflow on acquisition of subsidiary	-	135
Net cash provided by (used in) investing activities	87,636	(4,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	-	8,580
Due to director	-	2,546
Due to related parties	-	12,623
Net cash provided by financing activities	-	23,749

Net effect of exchange rate changes on cash	920,173	(15,448)

Net Change in Cash and Cash Equivalents	$(6,338,997)	$(1,204,496)
Cash and cash equivalents - beginning of period	22,737,755	13,226,698
Cash and cash equivalents - end of period	$16,398,758	$12,022,202

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

As of December 31, 2018, and September 30, 2018, the Company had $669,339 and $596,059, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, and September 30, 2018, the Company had $47,428 and $47,710, respectively, owed to Keiichi Koga, who is the shareholder of the Company and the director of the Company’s certain subsidiaries. The advance is unsecured, due on demand and bears no interest.

As of December 31, 2018, and September 30, 2018, the Company had $292,785 and $291,015, respectively, owed to Force Internationale which is our holding company and Tomoo Yoshida, our CEO, is also the director of Force Internationale. The advance is unsecured, due on demand and bears no interest.

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

NOTE 10 – SUBSEQUENT EVENTS

None.

NOTE 11 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to the filing of the Form 10Q on May 15, 2019, the Company had identified accounting issues relating to (i) commission expense which resulted in understated other comprehensive income of $62,851 for the three months ended December 31, 2018, and overstated accounts payable balances of $1,671,358 and $1,734,209 as of September 30, 2018 and December 31, 2018, understated accumulated earnings of $1,719,934 and $1,719,934 as of September 30, 2018 and December 31, 2018 and understated accumulated other comprehensive loss of $48,576 and understated accumulated other comprehensive income of $14,275 as of September 30, 2018 and December 31, 2018, respectively, and (ii) professional fee which resulted in overstated administrative expenses of $96,845 for the three months ended December 31, 2018, and understated due to director of $213,515 and $330,326 as of September 30, 2018 and December 31, 2018, understated other accounts payable of $289,411 and $74,755 as of September 30, 2018 and December 31, 2018, understated due to related parties of $1,000 as of December 31, 2018, overstated accumulated earnings of $502,926 and $406,081 as of September 30, 2018 and December 31, 2018.

As a result, the Company restated its previously issued consolidated financial statements, included in its Amendment to the Company's 2018 Annual Report on Form 10-K/A, filed on January 14, 2019, and the previously issued condensed consolidated financial statements included in its Amendment to the Company's Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2018, filed on February 13, 2019.

The 2018 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2019 (the “Original Filing”) and this Amendment to its Annual Report on Form 10-Q/A (the “2018 Amended Quarterly Report on Form 10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and restated condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and the restated Condensed Consolidated Balance Sheet as of December 31, 2018 and September 30, 2018.

The following discloses each line item that is affected by the restatement of the Company's consolidated financial statements as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018.

Consolidated Statements of Operations and Comprehensive Income (Loss):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended December 31, 2018 filed by the Company on February 13, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

Revenues	$7,892,164	$-	$-	$7,892,164

Cost of revenues	4,255,817	-	-	4,255,817

Gross profit	3,636,347	-	-	3,636,347

OPERATING EXPENSE
Selling and distributions expenses	214,513	-	-	214,513
Administrative expenses	3,485,856	-	(96,845)	3,389,011
Total operating expenses	3,700,369	-	(96,845)	3,603,524

(Loss) income from operations	(64,022)	-	96,845	32,823

Other income
Other income	26,258	-	-	26,258

Other expenses
Change in fair value of marketable securities	292,716	-	-	292,716
Other expenses	56,688	-	-	56,688
Total other expenses	349,404	-	-	349,404

Net loss before tax	(387,168)	-	96,845	(290,323)

Income tax expense	66,499	-	-	66,499

NET LOSS	$(453,667)	$-	$96,845	$(356,822)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	615,993	62,851	-	678,844

TOTAL COMPREHENSIVE INCOME	$162,326	$62,851	$96,845	$322,022

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	-	-	32,700,000

Consolidated Balance Sheets:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended December 31, 2018 filed by the Company on February 13, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

ASSETS
Current Assets
Cash and cash equivalents	$16,398,758	$-	$-	$16,398,758
Marketable securities	414,277	-	-	414,277
Short-term loan receivable	505,659	-	-	505,659
Income tax recoverable	303,750	-	-	303,750
Prepaid expenses	392,814	-	-	392,814
Inventories, net	898,273	-	-	898,273
Other current assets	328,113	-	-	328,113

TOTAL CURRENT ASSETS	19,241,644	-	-	19,241,644

Non-current Assets
Long-term prepaid expenses	$59,717	$-	$-	$59,717
Deferred tax assets	297,956	-	-	297,956
Property, plant and equipment, net	338,853	-	-	338,853
Other intangible assets, net	2,472,622	-	-	2,472,622
Long-term loan receivable from related party	228,992	-	-	228,992

TOTAL NON-CURRENT ASSETS	3,398,140	-	-	3,398,140

TOTAL ASSETS	$22,639,784	$-	$-	$22,639,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$3,438,007	$(1,734,209)	$-	$1,703,798
Accrued expenses	52,579	-	-	52,579
Income tax payable	69,725	-	-	69,725
Deposit receipt	104,688	-	-	104,688
Deferred income	852,388	-	-	852,388
Capital lease obligations-current portion	9,678	-	-	9,678
Due to related parties	470,357	-	1,000	471,357
Due to director	339,013	-	330,326	669,339
Other accounts payable	1,277,000	-	74,755	1,351,755

TOTAL CURRENT LIABILITIES	6,613,435	(1,734,209)	406,081	5,285,307

Capital lease obligations-long term portion	43,358	-	-	43,358

TOTAL LIABILITIES	6,656,793	(1,734,209)	406,081	5,328,665

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2018)	-	-	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of December 31, 2018)	3,270	-	-	3,270
Additional paid-in capital	261,516	-	-	261,516
Accumulated earnings	15,225,624	1,719,934	(406,081)	16,539,477
Accumulated other comprehensive income	492,581	14,275	-	506,856

TOTAL SHAREHOLDERS' EQUITY	15,982,991	1,734,209	(406,081)	17,311,119

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,639,784	$-	$-	$22,639,784

Consolidated Balance Sheets:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the year ended September 30, 2018 filed by the Company on February 13, 2019.

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

Consolidated Statements of Cash Flows

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended December 31, 2018 filed by the Company on February 13, 2019.

	As Originally Filed	Effect of Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453,667)	$96,845	$(356,822)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	17,536	-	17,536
Amortization of intangible asset	241,764	-	241,764
Loss on disposal of marketable securities	56,688	-	56,688
Change in fair value of marketable securities	292,716	-	292,716
Changes in operating assets and liabilities:		-
Accounts receivable	1,072	-	1,072
Prepaid expenses	(85,373)	-	(85,373)
Inventories	(503,361)	-	(503,361)
Other current assets	(190,673)	-	(190,673)
Short-term loans receivable	(3,651)	-	(3,651)
Long-term loans receivable	(228,992)	-	(228,992)
Income tax recoverable	207,272	-	207,272
Accounts payable	(3,035,018)	-	(3,035,018)
Accrued expenses	(105,647)	-	(105,647)
Other payables	1,795	(225,537)	(223,742)
Deposit receipt	246	-	246
Deferred income	(3,776,007)	-	(3,776,007)
Due to director	116,511	108,782	225,293
Due to related parties	118,893	1,000	119,893
Net cash used in operating activities	(7,327,896)	(18,910)	(7,346,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	87,636	-	87,636
Net cash provided by investing activities	87,636	-	87,636

Net effect of exchange rate changes on cash	901,263	18,910	920,173

Net change in cash and cash Equivalents	$(6,338,997)	$-	$(6,338,997)
Cash and cash equivalents - beginning of period	22,737,755	-	22,737,755
Cash and cash equivalents - end of period	$16,398,758	$-	$16,398,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes (paid) refund	$-	$-	$-

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2018, and September 30, 2018, we had cash and cash equivalents in the amount of $16,398,758 and $22,737,755, respectively. The decrease in cash is attributed to the decrease of accounts payable and deferred income. These accounts payable were mainly unpaid commissions to force club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $7,892,164 for the three months ended December 31, 2018 as opposed to $5,605,725 for the three months ended December 31, 2017. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of premium force club members.

Net Loss

We recorded net loss of $356,822 and $1,896,066 for the three months ended December 31, 2018 and December 31, 2017. The decrease in net loss is attributed to an increase in revenue.

Cash flow

For the three months ended December 31, 2018 and December 31, 2017, we recorded negative cash flows from operations in the amount of $7,346,806 and $1,207,965, respectively.

Working capital

As of December 31, 2018, and September 30, 2018, we had working capital of $13,956,337 and $13,436,660, respectively.

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

Dated: July 11, 2019