Form 10-Q/A
period 2019-03-31
Exceed World, Inc.
filed 2019-07-11
CIK 1634293

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

Explanatory Note

We are filing this Amendment on Form 10Q/A to amend our Quarterly Report ("Amended Report") for the six months ended March 31, 2019, originally filed with the Securities and Exchange Commission on May 15, 2019 (the "Original Report"), to amend our consolidated financial statements.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10Q/A includes new certifications required by Sections 302 and 906 of the SarbanesOxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated May 15, 2019 10-Q as of the filing date of this Form 10Q/A.

Amendment and Restatement Background

In the course of its financial statements closing process subsequent to the period ended March 31, 2018, the CEO and CFO (collectively, “the Management”) of Exceed World, Inc. (the “Company”), determined that the Company’s annual financial statements for the year ended September 30, 2018 and interim financial statements for the three-month ended December 31, 2018 and six months ended March 31, 2019, could no longer be relied upon. Specifically, on June 12, 2019, Management discovered that (i) overstatement of cost of revenue which should not be expensed during the year ended September 30, 2018, and (ii) understatement of administrative expenses during the year ended September 30, 2018; overstatement of administrative expenses during the three months ended December 31, 2018 and overstatement of administrative expenses during the six months ended March 31, 2019. As periods to such applicable costs.

The Company has evaluated that the changes described above will result in (i) decrease in accounts payable of $1,714,182 as of March 31, 2019, increase in accumulated earnings of $1,719,934 as of March 31, 2019 and decrease in accumulated other comprehensive income of $5,752 as of March 31, 2019; and (ii) an decrease in administrative expenses of $15,586 for the six months ended March 31, 2019, increase in net income of $15,586 for the six months ended March 31, 2019, increase in due to director of $400,479 and decrease in other accounts payable of $9,984 as of March 31, 2019, decrease in accumulated earnings of $390,495 as of March 31, 2019.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in the Annual Report on Form 10-Q/A has been identified as “amended and restated”.

Internal Control Consideration

As disclosed in the Company’s Form 10-Q filed on May 15, 2019, Management had previously disclosed that material weakness existed as of March 31, 2019 with respect to the lack of a functioning audit committee and inadequate segregation of duties resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. While management’s assessment of the Company’s internal control over financial reporting is ongoing, because of the material weaknesses identified, management concludes that the Company’s internal controls over financial reporting remain ineffective as of the date of this report. Management has determined that the failure to record these cost of revenues and professional fees resulted from control deficiencies with respect to the tracking and disclosure of all Company agreements, and that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. The Company has thoroughly investigated the entire financial reporting process to ensure no other material errors are left undiscovered that may affect the Company’s financial results.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	March 31, 2019	September 30, 2018
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$19,638,735	$22,737,755
Marketable securities	595,626	830,331
Accounts receivable, trade	-	1,032
Short-term loan receivable (Note 6)	496,211	395,848
Income tax recoverable	250,567	425,303
Prepaid expenses	730,531	295,510
Inventories	720,462	380,925
Other current assets	340,483	255,030

TOTAL CURRENT ASSETS	22,772,615	25,321,734

Non-current Assets
Property, plant and equipment, net (Note 7)	$457,053	$343,991
Other intangible assets, net (Note 8)	2,248,279	3,228,655
Long-term prepaid expenses	58,285	58,341
Long-term loan receivable from related party	227,475	-
Deferred tax assets	294,515	287,157

TOTAL NON-CURRENT ASSETS	3,285,607	3,918,144

TOTAL ASSETS	$26,058,222	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$1,035,313	$4,572,204
Accrued expenses	-	65,811
Income tax payable	153,961	-
Deposit receipt	103,236	100,657
Deferred income	4,987,741	4,460,652
Capital lease obligations-current portion	9,566	9,327
Due to related parties	480,350	338,725
Due to directors	739,610	596,059
Other accounts payable	1,404,635	1,741,639

TOTAL CURRENT LIABILITIES	8,914,412	11,885,074

Long term note payable	-	483,814
Long term deferred income	-	2,183
Capital lease obligations-long term portion	42,857	41,786

TOTAL NON-CURRENT LIABILITIES	$42,857	$527,783

TOTAL LIABILITIES	$8,957,269	$12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2019 and September 30, 2018)	$-	$-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of March 31, 2019 and September 30, 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	16,531,289	16,896,299
Accumulated other comprehensive income (loss)	304,878	(171,988)

TOTAL SHAREHOLDERS' EQUITY	$17,100,953	$16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,058,222	$29,239,878

See Notes to Unaudited Consolidated Financial Statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	Restated	Restated	Restated	Restated

Revenues	$5,908,517	$5,338,906	$13,800,681	$10,944,631

Cost of revenues	2,814,543	2,451,179	7,070,360	6,220,446

Gross profit	3,093,974	2,887,727	6,730,321	4,724,185

OPERATING EXPENSE
Selling and distribution expenses	424,407	517,671	638,920	832,444
Administrative expenses	2,823,373	2,887,205	6,212,384	6,167,560
Total operating expenses	3,247,780	3,404,876	6,851,304	7,000,004

Loss from operations	(153,806)	(517,149)	(120,983)	(2,275,819)

Other income
Other income	51,180	72,723	77,438	112,811
Change in fair value of marketable securities	181,677	-	-	-
Total other income	232,857	72,723	77,438	112,811

Other expenses
Other expenses	656	-	57,344	-
Change in fair value of marketable securities	-	-	111,039	177,484
Total other expenses	656	-	168,383	177,484

Net income (loss) before tax	78,395	(444,426)	(211,928)	(2,340,492)

Income tax expense	86,583	87,934	153,082	87,934

NET LOSS	$(8,188)	$(532,360)	$(365,010)	$(2,428,426)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(201,978)	749,020	476,866	721,514

TOTAL COMPREHENSIVE INCOME (LOSS)	$(210,166)	$216,660	$111,856	$(1,706,912)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
	$(0.00)*	$(0.03)	$(0.01)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	20,000,000	32,700,000	20,000,000

* Denotes net loss per common share of less than $0.01 per share See Notes to Unaudited Consolidated Financial Statements.

F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
COMMON STOCK (*)			PAID IN	COMPREHENSIVE	EARNINGS
NUMBER		AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Net loss (Restated)	-	-	-	-	(356,822)	(356,822)

Disposal of School TV	-	-	162,076	-	-	162,076

Foreign currency translation (Restated)	-	-	-	678,844	-	678,844

Balance – December 31, 2018 (Restated)	32,700,000	$3,270	$261,516	$506,856	$16,539,477	$17,311,119

Net loss (Restated)	-	-	-	-	(8,188)	(8,188)

Foreign currency translation (Restated)	-	-	-	(201,978)	-	(201,978)

Balance – March 31, 2019 (Restated)	32,700,000	$3,270	$261,516	$304,878	$16,531,289	$17,100,953

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK (*)		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	TOTALS

Balance - September 30, 2017 (Restated)	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Net loss (Restated)	-	-	-	-	(1,896,066)	(1,896,066)

Foreign currency translation (Restated)	-	-	-	(27,506)	-	(27,506)

Balance – December 31, 2017 (Restated)	20,000,000	$2,000	$59,679	$45,240	$12,624,601	12,731,520

Net loss (Restated)	-	-	-	-	(532,360)	(532,360)

Foreign currency translation (Restated)	-	-	-	749,020	-	749,020

Balance – March 31, 2018 (Restated)	20,000,000	$2,000	$59,679	$794,260	$12,092,241	12,948,180

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

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(365,010)	$(2,428,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	35,540	45,057
Amortization of intangible assets	483,875	505,962
Loss on written off of intangible asset	-	21,861
Loss on disposal of marketable securities	57,344	-
Change in fair value of marketable securities	111,039	177,484

Changes in operating assets and liabilities:
Accounts receivable	1,059	-
Prepaid expenses	(425,899)	(279,253)
Inventories	(330,118)	1,275,263
Long-term loans receivable	(227,475)	-
Income tax recoverable	339,594	(642,037)
Other current assets	(208,306)	169,640
Accounts payable	(3,648,670)	(11,929)
Accrued expenses and other payables	(293,439)	(672,490)
Deposit receipt	-	155,001
Deferred income	412,796	2,170,377
Net cash (used in) provided by operating activities	(4,057,670)	486,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	86,624	-
Acquisition of subsidiary	-	(4,967)
Net cash outflow on acquisition of subsidiaries	-	135
Purchase of property, plant and equipment	(139,207)	(360,000)
Purchase of intangible assets	(44,907)	(35,870)
Net cash used in investing activities	(97,490)	(400,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	-	(21,487)
Due to directors	282,814	585,118
Due to related parties	132,945	10,063
Net cash provided by financing activities	415,759	573,694

Net effect of exchange rate changes on cash	640,381	713,330

Net Change in Cash and Cash Equivalents	$(3,099,020)	$1,372,832
Cash and cash equivalents - beginning of period	22,737,755	13,226,698
Cash and cash equivalents - end of period	$19,638,735	$14,599,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid (refund)	(300,242)	-

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

As of March 31, 2019 and September 30, 2018, the Company had $739,610 and $596,059, respectively, owed to Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer and the shareholder of the Company. The advance is unsecured, due on demand and bears no interest.

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

NOTE 10 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to the filing of the Form 10Q on May 15, 2019, the Company had identified accounting issues relating to (i) commission expense which resulted in overstated other comprehensive income of $20,027 and understated other comprehensive income of $42,824 for the three and six months ended March 31, 2019, respectively, and overstated accounts payable balances of $1,671,358 and $1,714,182 as of September 30, 2018 and March 31, 2019, respectively, understated accumulated earnings of $1,719,934 and $1,719,934 as of September 30, 2018 and March 31, 2019, respectively, and understated accumulated other comprehensive loss of $48,576 and overstated accumulated other comprehensive income of $5,752 as of September 30, 2018 and March 31, 2019, respectively, and (ii) professional fee which resulted in overstated administrative expenses of $15,586 and $112,431 for the three and six months ended March 31, 2019, respectively, and understated due to director of $213,515 and $400,479 as of September 30, 2018 and March 31, 2019, respectively, understated other accounts payable of $289,411 and overstated other accounts payable of $9,984 as of September 30, 2018 and March 31, 2019, respectively, overstated accumulated earnings of $502,926 and $390,495 as of September 30, 2018 and March 31, 2019, respectively.

As a result, the Company restated its previously issued consolidated financial statements, included in its Amendment to the Company's 2018 Annual Report on Form 10-K/A, filed on January 14, 2019, and the previously issued condensed consolidated financial statements included in its Amendment to the Company's Quarterly Reports on Form 10-Q/A for the three months ended December 31, 2018, filed on February 13, 2019 and the six months ended March 31, 2019, filed on May 15, 2019.

The 2019 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019 (the “Original Filing”) and this Amendment to its Quarterly Report on Form 10-Q/A (the “2018 Amended Quarterly Report on Form 10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended March 31, 2019 and restated Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and the restated Condensed Consolidated Balance Sheet as of March 31, 2019 and September 30, 2018.

The following discloses each line item that is affected by the restatement of the Company's consolidated financial statements as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019.

Consolidated Statements of Operations and Comprehensive Income (Loss):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended March 31, 2019 filed by the Company on May 15, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

Revenues	$13,800,681	$-	$-	$13,800,681

Cost of revenues	7,070,360	-	-	7,070,360

Gross profit	6,730,321	-	-	6,730,321

OPERATING EXPENSE
Selling and distributions expenses	638,920	-	-	638,920
Administrative expenses	6,324,815	-	(112,431)	6,212,384
Total operating expenses	6,963,735	-	(112,431)	6,851,304

Income from operations	(233,414)	-	112,431	(120,983)

Other income
Other income	77,438	-	-	77,438
		-	-	-
Other expenses
Other expenses	57,344	-	-	57,344

Change in fair value of marketable securities	111,039	-	-	111,039
Total other expenses	168,383	-	-	168,383

Net loss before tax	(324,359)	-	112,431	(211,928)

Income tax expense	153,082	-	-	153,082

NET LOSS	$(477,441)	$-	$112,431	$(365,010)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	434,042	42,824	-	476,866

TOTAL COMPREHENSIVE INCOME	$(43,399)	$42,824	$112,431	$111,856

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	-	-	32,700,000

Consolidated Statements of Operations and Comprehensive Income (Loss):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 31, 2019 filed by the Company on May 15, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

Revenues	$5,908,517	$-	$-	$5,908,517

Cost of revenues	2,814,543	-	-	2,814,543

Gross profit	3,093,974	-	-	3,093,974

OPERATING EXPENSE
Selling and distributions expenses	424,407	-	-	424,407
Administrative expenses	2,838,959	-	(15,586)	2,823,373
Total operating expenses	3,263,366	-	(15,586)	3,247,780

Income from operations	(169,392)	-	15,586	(153,806)

Other income
Other income	51,180	-	-	51,180
Change in fair value of marketable securities	181,677	-	-	181,677
	232,857	-	-	232,857
Other expenses
Other expenses	656	-	-	656

Net loss before tax	62,809	-	15,586	78,395

Income tax expense	86,583	-	-	86,583

NET LOSS	$(23,774)	$-	$15,586	$(8,188)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(181,951)	(20,027)	-	(201,978)

TOTAL COMPREHENSIVE INCOME	$(205,725)	$(20,027)	$15,586	$(210,166)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$-	$-	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	-	-	32,700,000

Consolidated Balance Sheets:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended March 31, 2019 filed by the Company on May 15, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

ASSETS
Current Assets
Cash and cash equivalents	$19,638,735	$-	$-	$19,638,735
Marketable securities	595,626	-	-	595,626
Short-term loan receivable	496,211	-	-	496,211
Income tax recoverable	250,567	-	-	250,567
Prepaid expenses	730,531	-	-	730,531
Inventories, net	720,462	-	-	720,462
Other current assets	340,483	-	-	340,483

TOTAL CURRENT ASSETS	22,772,615	-	-	22,772,615

Non-current Assets
Property, plant and equipment, net	$457,053	$-	$-	$457,053
Other intangible assets, net	2,248,279	-	-	2,248,279
Long-term prepaid expenses	58,285	-	-	58,285
Long-term loan receivable from related party	227,475	-	-	227,475
Deferred tax assets	294,515	-	-	294,515

TOTAL NON-CURRENT ASSETS	3,285,607	-	-	3,285,607

TOTAL ASSETS	$26,058,222	$-	$-	$26,058,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$2,749,495	$(1,714,182)	$-	$1,035,313
Income tax payable	153,961	-	-	153,961
Deposit receipt	103,236	-	-	103,236
Deferred income	4,987,741	-	-	4,987,741
Capital lease obligations-current portion	9,566	-	-	9,566
Due to related parties	480,350	-	-	480,350
Due to directors	339,131	-	400,479	739,610
Other accounts payable	1,414,619	-	(9,984)	1,404,635

TOTAL CURRENT LIABILITIES	10,238,099	(1,714,182)	390,495	8,914,412

Capital lease obligations-long term portion	42,857	-	-	42,857

TOTAL LIABILITIES	10,280,956	(1,714,182)	390,495	8,957,269

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2019)	-	-	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of March 31, 2019)	3,270	-	-	3,270
Additional paid-in capital	261,516	-	-	261,516
Accumulated earnings	15,201,850	1,719,934	(390,495)	16,531,289
Accumulated other comprehensive income (loss)	310,630	(5,752)	-	304,878

TOTAL SHAREHOLDERS' EQUITY	15,777,266	1,714,182	(390,495)	17,100,953

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,058,222	$-	$-	$26,058,222

Consolidated Balance Sheets:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the year ended September 30, 2018 filed by the Company on May 15, 2019.

	As Originally Filed	Effect of Restatement	Effect of Restatement	Restated

ASSETS
Current Assets
Cash and cash equivalents	$22,737,755	$-	$-	$22,737,755
Marketable securities	830,331	-	-	830,331
Accounts receivable, trade, net	1,032	-	-	1,032
Short-term loan receivable	395,848	-	-	395,848
Income tax recoverable	425,303	-	-	425,303
Prepaid expenses	295,510	-	-	295,510
Inventories, net	380,925	-	-	380,925
Other current assets	255,030	-	-	255,030

TOTAL CURRENT ASSETS	25,321,734	-	-	25,321,734

Non-current Assets
Property, plant and equipment, net	$343,991	$-	$-	$343,991
Other intangible assets, net	3,228,655	-	-	3,228,655
Long-term prepaid expenses	58,341	-	-	58,341
Deferred tax assets	287,157	-	-	287,157

TOTAL NON-CURRENT ASSETS	3,918,144	-	-	3,918,144

TOTAL ASSETS	$29,239,878	$-	$-	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$6,243,562	$(1,671,358)	$-	$4,572,204
Accrued expenses	65,811	-	-	65,811
Deposit receipt	100,657	-	-	100,657
Deferred income	4,460,652	-	-	4,460,652
Capital lease obligations-current portion	9,327	-	-	9,327
Due to related parties	338,725	-	-	338,725
Due to director	382,544	-	213,515	596,059
Other accounts payable	1,452,228	-	289,411	1,741,639

TOTAL CURRENT LIABILITIES	13,053,506	(1,671,358)	502,926	11,885,074

Long-term note payable	483,814	-	-	483,814
Capital lease obligations-long term portion	41,786	-	-	41,786
Long-term deferred income	2,183	-	-	2,183

TOTAL LIABILITIES	13,581,289	(1,671,358)	502,926	12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018)	-	-	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding
as of September 30, 2018)	3,270	-	-	3,270
Additional paid-in capital	99,440	-	-	99,440
Accumulated earnings	15,679,291	1,719,934	(502,926)	16,896,299
Accumulated other comprehensive income (loss)	(123,412)	(48,576)	-	(171,988)

TOTAL SHAREHOLDERS' EQUITY	15,658,589	1,671,358	(502,926)	16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,239,878	$-	$-	$29,239,878

Consolidated Statements of Cash Flows

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended March 31, 2019 filed by the Company on May 15, 2019.

	As Originally Filed	Effect of Restatement	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(477,441)	$112,431	$(365,010)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	35,540	-	35,540
Amortization of intangible asset	483,875	-	483,875
Loss on disposal of marketable securities	57,344	-	57,344
Change in fair value of marketable securities	111,039	-	111,039
Changes in operating assets and liabilities:		-
Accounts receivable	1,059	-	1,059
Prepaid expenses	(425,899)	-	(425,899)
Inventories	(330,118)	-	(330,118)
Long-term loans receivable	(227,475)	-	(227,475)
Income tax recoverable	339,594	-	339,594
Other current assets	(208,306)	-	(208,306)
Accounts payable	(3,648,670)	-	(3,648,670)
Accrued expenses and other payables	13,370	(306,809)	(293,439)
Deferred income	412,796	-	412,796
Net cash used in operating activities	(3,863,292)	(194,378)	(4,057,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of marketable securities	86,624	-	86,624
Purchase of property, plant and equipment	(139,207)	-	(139,207)
Purchase of intangible assets	(44,907)	-	(44,907)
Net cash provided by investing activities	(97,490)	-	(97,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	101,321	181,493	282,814
Due to related parties	132,945	-	132,945
Net cash provided by financing activities	234,266	181,493	415,759

Net effect of exchange rate changes on cash	627,496	12,885	640,381

Net change in cash and cash Equivalents	$(3,099,020)	$-	$(3,099,020)
Cash and cash equivalents - beginning of period	22,737,755	-	22,737,755
Cash and cash equivalents - end of period	$19,638,735	$-	$19,638,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes (paid) refund	$(300,242)	$-	$(300,242)

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net Income (Loss)

We recorded net loss of $8,188 and $532,360 for the three months ended March 31, 2019 and March 31, 2018, respectively. We recorded net loss of $365,010 and $2,428,426 for the six months ended March 31, 2019 and March 31, 2018, respectively. The decrease in net loss is attributed to an increase in revenue.

Cash flow

For the six months ended March 31, 2019, we recorded negative cash flows from operations in the amount of $4,057,670. For the six months ended March 31, 2018, we recorded cash flows from operations in the amount of $486,510.

Working capital

As of March 31, 2019, and September 30, 2018, we had working capital of $13,858,203 and $13,436,660, respectively.

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

Dated: July 11, 2019