Form 10-Q
period 2019-06-30
Exceed World, Inc.
filed 2019-09-25
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 25, 2019 there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	June 30, 2019	September 30, 2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$17,423,173	$22,737,755
Marketable securities	963,685	830,331
Accounts receivable	-	1,032
Short-term loan receivable	-	395,848
Income tax recoverable	-	425,303
Prepaid expenses	934,647	295,510
Inventories	930,475	380,925
Due from related party	95,888	-
Other current assets	360,282	255,030

TOTAL CURRENT ASSETS	20,708,150	25,321,734

Non-current Assets
Property, plant and equipment, net	$399,844	$343,991
Other intangible assets, net	2,102,152	3,228,655
Long-term prepaid expenses	80,939	58,341
Deferred tax assets	302,596	287,157
Long-term loan receivable from related party	231,739	-

TOTAL NON-CURRENT ASSETS	3,117,270	3,918,144

TOTAL ASSETS	$23,825,420	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$485,154	$4,572,204
Accrued expenses and other payables	203,247	166,468
Income tax payable	685,356	-
Deferred income	225,451	4,460,652
Capital lease obligations, current	9,829	9,327
Due to related parties	1,353,565	934,784
Other current liabilities	1,338,832	1,741,639

TOTAL CURRENT LIABILITIES	4,301,434	11,885,074

Non-current Liabilities
Long-term note payable	$-	$483,814
Long term deferred income	-	2,183
Capital lease obligations, long-term	36,942	41,786

TOTAL NON-CURRENT LIABILITIES	36,942	527,783

TOTAL LIABILITIES	$4,338,376	$12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2019 and September 30, 2018)	$-	$-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of June 30, 2019 and September 30, 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	18,425,020	16,896,299
Accumulated other comprehensive income (loss)	797,238	(171,988)

TOTAL SHAREHOLDERS' EQUITY	$19,487,044	$16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,825,420	$29,239,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		Restated		Restated

Revenues	$8,101,607	$8,850,448	$21,902,288	$19,795,079

Cost of revenues	3,836,269	5,238,558	10,906,629	11,459,004

Gross profit	4,265,338	3,611,890	10,995,659	8,336,075

Operating expenses
Selling and distribution expenses	783,576	241,223	1,422,496	1,073,667
Administrative expenses	2,170,782	2,240,801	8,383,166	8,408,361
Total operating expenses	2,954,358	2,482,024	9,805,662	9,482,028

Income (loss) from operations	1,310,980	1,129,866	1,189,997	(1,145,953)

Other income (expenses)
Other income	754,529	24,470	774,623	137,281
Gain on disposal of a subsidiary	-	15,031	-	15,031
Change in fair value of marketable securities	341,412	126,490	230,373	(50,994)
Total other income	1,095,941	165,991	1,004,996	101,318

Net income (loss) before tax	2,406,921	1,295,857	2,194,993	(1,044,635)

Income tax expense (benefit)	513,190	(155,979)	666,272	(68,045)

NET INCOME (LOSS)	$1,893,731	$1,451,836	$1,528,721	$(976,590)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	492,360	(488,263)	969,226	233,251

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,386,091	$963,573	$2,497,947	$(743,339)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
	$0.06	$0.07	$0.05	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
	32,700,000	20,000,000	32,700,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS JUNE 30, 2018 AND 2019

(Unaudited)

			ADDITIONAL	ACCUMUALTED OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTALS

Balance - September 30, 2017	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Net loss	-	-	-	-	(1,896,066)	(1,896,066)

Foreign currency translation	-	-	-	(27,506)	-	(27,506)

Balance – December 31, 2017	20,000,000	$2,000	$59,679	$45,240	$12,624,601	$12,731,520

Net loss	-	-	-	-	(532,360)	(532,360)

Foreign currency translation	-	-	-	749,020	-	749,020

Balance – March 31, 2018	20,000,000	$2,000	$59,679	$794,260	$12,092,241	$12,948,180

Net Income	-	-	-	-	1,451,836	1,451,836

Foreign currency translation	-	-	-	(488,263)	-	(488,263)

Balance – June 30, 2018	20,000,000	$2,000	$59,679	$305,997	$13,544,077	$13,911,753

Balance - September 30, 2018	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Net loss	-	-	-	-	(356,822)	(356,822)

Disposal of subsidiary	-	-	162,076	-	-	162,076

Foreign currency translation	-	-	-	678,844	-	678,844

Balance – December 31, 2018	32,700,000	$3,270	$261,516	$506,856	$16,539,477	$17,311,119

Net loss	-	-	-	-	(8,188)	(8,188)

Foreign currency translation	-	-	-	(201,978)	-	(201,978)

Balance – March 31, 2019	32,700,000	$3,270	$261,516	$304,878	$16,531,289	$17,100,953

Net loss	-	-	-	-	1,893,731	1,893,731

Foreign currency translation	-	-	-	492,360	-	492,360

Balance – June 30, 2019	32,700,000	$3,270	$261,516	$797,238	$18,425,020	$19,487,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,528,721	$(976,590)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	775,125	825,314
Loss on sale of marketable securities	108,396	-
Change in fair value of investments	(1,678,440)	50,994
Loss on written off of intangible asset	-	8,584
Changes in operating assets and liabilities:
Accounts receivable	275	(79)
Prepaid expenses	(608,046)	(752,871)
Inventories	(518,952)	806,919
Other current assets	(86,109)	136,061
Long-term prepaid expenses	(22,010)	-
Accounts payable	(4,201,387)	(214,769)
Accrued expenses and other current liabilities	(112,842)	(248,018)
Income tax payable	664,379	(360,607)
Income tax recoverable	446,329	-
Deferred income	(4,345,918)	1,229,524
Net cash provided by (used in) operating activities	(8,050,479)	504,462

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of short-term loan receivable	405,515	-
Purchase of property, plant and equipment	(103,111)	-
Proceeds from sale of marketable securities	89,159	-
Purchase of intangible assets	(80,396)	(341,696)
Proceeds from surrender of company-owned life insurance policies	1,448,067	-
Advances to related party	(3,192)	(24,076)
Disposal of a subsidiary, net of cash disposed of	(79,875)	-
Net cash provided by (used in) investing activities	1,676,167	(365,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(6,894)	(7,029)
Advances from related parties	185,481	289,422
Repayment to related parties	(45,874)	(59,330)
Net cash provided by financing activities	132,713	223,063

Net effect of exchange rate changes on cash	927,017	184,583

Net change in cash and cash equivalents	$(5,314,582)	$546,336
Cash and cash equivalents - beginning of period	22,737,755	13,226,698
Cash and cash equivalents - end of period	$17,423,173	$13,773,034

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$307,734	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$3,055
Income taxes paid (refunded)	$(297,998)	$356,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Exceed World, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

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

On September 26, 2018, the same date, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell and the Company agreed to purchase 100% equity interest of Force Holdings. In consideration of the agreement, the Company issued 12,700,000 common stock at US$1 each to Force Internationale. The results of these transactions are that Force Internationale is an 84.4% owner of the Company and the Company is a 100% owner of Force Holdings (the “Reorganization”).

On December 6, 2018, the Company entered into a share contribution agreement (the “Agreement”) with Force Internationale. Under this Agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This Agreement was approved by the board of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Group's consolidated financial statements.

As of June 30, 2019, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2018, included in our Form 10-K/A.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (the “Group”). Inter-company accounts and transactions have been eliminated.

Name of Subsidiary	Place of Organization	Percentage of Effective Ownership
Force International Holdings Limited (“Force Holdings”)	Hong Kong	100%
e-Learning Laboratory Co., Ltd. (“e-Learning”)	Japan	100% (*1)
e-Communications Co., Ltd. (“e-Communications”)	Japan	100% (*2)

(*1) Wholly owned subsidiary of Force Holdings

(*2) Wholly owned subsidiary of e-Learning

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are recorded corresponding to the allowance when identified.

INVESTMENTS

The Company's investments in marketable securities are reported at their fair values as quoted by market exchanges in the consolidated balance sheets with changes in fair value recognized in earnings. The Company regularly reviewed its investments in marketable securities for impairments. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, the Company would record an impairment charge and establish a new carrying value.

The Company also has investments in corporate-owned life insurance policies recorded at their cash surrender values in the consolidated balance sheets with change in the cash surrender value during the period recorded in earnings. Company-owned life insurance policies with carrying value of approximately $1.4 million were surrendered during the period ended June 30, 2019.

INVENTORIES

Inventories, consisting of mainly educational products accounted for using the weighted average method and health related products accounted for using the first-in, first-out method, are valued at the lower of cost and market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or reducing balance method at the following estimated useful life:

Building	10 years on straight-line method
Equipment	2 to 15 years on declining balance method or straight-line method
Vehicle	3 years on declining balance method

Assets held under capital lease obligation are depreciated over their expected useful lives on the same basis as owned assets. However, when there is no reasonable certainty that ownership will be obtained by the end of the lease term, assets are depreciated over the shorter of the lease term and their useful lives.

INTANGIBLE ASSETS

The Company amortizes its intangible assets with finite useful life over their estimated useful lives and periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The intangible assets with finite useful life are amortized using the straight-line basis over the following estimated useful life:

Software	5 years
Membership	15 years – 30 years

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to depreciation and amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

Translation of amounts from the local currency of the Group into US$1 has been made at the following exchange rates:

	June 30, 2019	June 30, 2018
Current JPY: US$1 exchange rate	107.88	110.66
Average JPY: US$1 exchange rate	110.97	110.13

Current HK$: US$1 exchange rate	7.81	7.81
Average HK$: US$1 exchange rate	7.84	7.81

REVENUE RECOGNITION

The Company operates and manages multilevel marketing (“MLM”) in operating its businesses as the Force Club Membership and generates revenues primarily by providing the rights to access the Company’s educational content and to recruit new members.

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. The adoption had no material impact on the Company’s consolidated financial statements and there was no adjustment to the beginning retained earnings on October 1, 2018.

The Company recognizes revenue by applying the following steps in accordance with ASC 606 - Revenue from contracts with Customers. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services.

- Identification of the contract, or contracts, with a customer

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2019. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational contents and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized at a point in time upon delivery. Revenue from the right to access the Company’s educational contents is recognized over a period of time ratably over the effective period.

The Company's chief operating decision make reviews results analyzed by customers and the analysis is only presented at the revenue level with no allocation of direct or indirect costs. The Company determines that it has only one operating segment. Consequently, the Company does not disaggregate revenue recognized from contracts with customers

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2019 and September 30, 2018, the Company's deferred income was $225,451 and $4,460,652, respectively. During the nine months ended June 30, 2019, the Company recognized $4,460,652 of deferred income in the opening balance.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expense was $1,422,496 and $1,073,667 for the nine months ended June 30, 2019 and 2018, respectively.

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

The Company does not have any potentially dilutive instruments as of June 30, 2019 and September 30, 2018 and, thus, anti-dilution issues are not applicable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Effective October 1, 2018, the Company adopted the standard using the modified retrospective method, the adoption of ASC 606 did not have a material impact on our consolidated financial statements. See Note 2 – Revenue Recognition for further discussion.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-01 on October 1, 2018 with no impact to the Company’s beginning retained earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company will adopt the standard on October 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company anticipates this standard will have a material impact on the Company’s consolidated balance sheets. However, the Company does not expect adoption will have a material impact on the consolidated statements of operations and comprehensive income. While the Company is continuing to assess potential impacts of the standard, the Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for the ongoing leases.

-F5-

NOTE 3 - FAIR VALUE MEASUREMENT

FASB ASC 820, Fair Value Measurements and Disclosures, ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

Level 1:   Quoted prices in active markets for identical assets or liabilities.

Level 2:   Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3:   Significant unobservable inputs which are supported by little or no market activity.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2019 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019
Marketable Securities:
Publicly held equity securities	$963,685	-	-	963,685

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2019 and 2018, the Company incurred income tax expenses (benefit) in the amount of $666,272 and $(68,045), respectively.

Japan

The Group conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Group files tax returns that are subject to examination by the local tax authority.

The Company’s subsidiaries, e-Learning and e-Communications (“Japanese Subsidiaries”), were incorporated in Japan and are subject to a number of income taxes, which, in aggregate, represent a statutory income tax rate of approximately 30%. Effective tax rate of Japanese subsidiaries is 27.78% for the nine months ended June 30, 2019.

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong. No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the periods ended June 30, 2019 and June 30, 2018.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2019 and 2018, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the nine months period ended Jun 30, 2019.

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

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in State of Delaware, Japan and Hong Kong. As of June 30, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the nine months ended June 30, 2019, Tomoo Yoshida, CEO and sole director, paid the Company’s expense of $297,564, and the Company repaid $364. As of June 30, 2019 and September 30, 2018, the total amount due to the director was $740,796 and $596,059, respectively. The balance is unsecured, due on demand and bears no interest.

For the nine months ended June 30, 2018, Tomoo Yoshida advanced $218,327 to the Company, and the Company repaid $1,391. The advance is unsecured, due on demand and bears no interest.

For the nine months ended June 30, 2019, Force Internationale paid the Company’s expense of $10,170, advanced $185,481 to the Company, and the Company repaid $45,251. As of June 30, 2019 and September 30, 2018, the total amount due to this related party was $429,010 and $291,015, respectively. The balance is unsecured, due on demand and bears no interest.

For the nine months ended June 30, 2018, Force Internationale advanced $23,506 to the Company, and the Company repaid $57,939. The advance is unsecured, due on demand and bears no interest.

For the nine months ended June 30, 2019, the Company repaid $259 to Keiichi Koga, the director of Force Holdings and e-Learning. As of June 30, 2019 and September 30, 2018, the total amount due to this related party was $47,562 and $47,710, respectively. The balance is unsecured, due on demand and bears no interest.

For the nine months ended June 30, 2018, Keiichi Koga advanced to the Company of $47,589. The advance is unsecured, due on demand and bears no interest.

As of June 30, 2019, the Company had $136,197 owed to School TV. The balance due to this related party is unsecured, due on demand and bears no interest.

As of June 30, 2019, the Company had a short-term loan of $92,696 to School TV included in due from related party as a result of the deconsolidation (also see Note 1). The loan is unsecured, due on demand and bears 1% interest per annum. As of June 30, 2019, the interest receivable was $1,349 and included in other current assets.

For the nine months ended June 30, 2019, the Company advanced $3,192 to School TV. As of June 30, 2019, the advance to School TV was $3,192 included in due from related party. The advance is unsecured, due on demand and bears no interest.

As of June 30, 2019, the Company had a long-term loan of $231,739 to School TV as a result of the deconsolidation (also see Note 1). The loan is unsecured, mature on May 24, 2023 with an interest rate 1% per annum. As of June 30, 2019, the interest receivable was $3,136 included in other current assets.

For the nine months ended June 30, 2018, the Company advanced $204,265 to Universe Incorporation Limited (“UIL”), a related party company controlled by Tomoo Yoshida and Keiichi Koga. The advance is unsecured, due on demand and bears no interest. The balance was repaid by September 30, 2018.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On September 14, 2018, the Company entered into a loan agreement to lend JPY45,000,000 ($405,991) to a third party, Star Gate Investment Holdings Limited. The loan was unsecured with the maturity date on June 30, 2019 with an interest of JPY 400,000 ($3,577) per quarter. The loan was collected in full on April 24, 2019.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2019	September 30, 2018
	US$	US$
Buildings	57,323	54,984
Equipment	788,559	741,083
Vehicles	124,371	119,296
Construction in process	89,011	-
	1,059,264	915,363

Accumulated depreciation	(659,420)	(569,650)
	399,844	345,713
Net effect of exchange rate	-	(1,722)
Total net book value	399,844	343,991

The aggregate depreciation expense of property, plant and equipment were $66,763 and $78,340 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2019	September 30, 2018
	US$	US$
Software	4,455,033	5,121,311
Franchise right	-	667,378
Membership	446,037	450,285
	4,901,070	6,238,974

Accumulated depreciation	(2,798,918)	(2,978,171)
	2,102,152	3,260,803
Net effect of exchange rate	-	(32,148)
Total net book value	2,102,152	3,228,655

The aggregate amortization expense related to the intangible assets was $708,362 and $746,974 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 9 - DISPOSAL OF SUBSIDIARY

On December 6, 2018, School TV was deconsolidated from the Company's consolidated financial statements. The Company recorded the additional paid in capital of $162,076 at this deconsolidation. This disposal does not constitute a strategic shift of the Company’s operation and business after Reorganization.

NOTE 10 - CONTINGENCIES

The Company is subject to various claims and legal proceedings in the course of conducting the business related to Force Club Membership and, from time to time, the Company may become involved in additional claims and lawsuits incidental to the businesses. The Company’s legal counsel and the management routinely assess the likelihood of adverse judgments and outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.

In the opinion of management, appropriate and adequate accruals for legal matters have been made, and management believes that the probability of a material loss beyond the amounts accrued is remote. Nevertheless, the Company cannot predict the impact of future developments affecting our pending or future claims and lawsuits. The Company expenses legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to the Company. The factors the Company considers when recording an accrual for contingencies include, among others: (i) the opinions and views of the Company’s legal counsel; (ii) the Company’s previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

In 2019, the Company settled seven legal cases in total amount of JPY35,052,800 (approximately $325,000) related to the cancellation of contracts. As of the filing date, the Company has five pending legal cases whose total amount of claim was JPY35,544,500 (approximately $329,000) under the same nature. Our legal counsel has estimated the loss to be probable, and the total amount of the settlements approximates JPY10,000,000 (approximately $90,000). The Company has recorded JPY10,000,000 as an accrued expense as of June 30, 2019.

-F6-

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

Business Information

As of June 30, 2019, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents in the amount of $17,423,173 and $22,737,755, respectively. The decrease in cash is attributed to the decrease of deferred income and account payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $8,101,607 and $8,850,448 for the three months ended June 30, 2019 and 2018, respectively. We recorded revenue of $21,902,288 and $19,795,079 for the nine months ended June 30, 2019 and 2018, respectively. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of Force Club premium members.

Net Income (Loss)

We recorded net income of $1,893,731 and $1,451,836 for the three months ended June 30, 2019 and 2018, respectively. We recorded net income of $1,528,721 and net loss of $976,590 for the nine months ended June 30, 2019 and June 30, 2018, respectively. The increase in net income is attributed to an increase in revenue.

Cash flow

For the nine months ended June 30, 2019, we recorded negative cash flows from operations in the amount of $8,050,479. For the nine months ended June 30, 2018, we recorded cash flows from operations in the amount of $504,462.

Working capital

As of June 30, 2019 and September 30, 2018, we had working capital of $16,406,716 and $13,436,660, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. For the three months ended June 30, 2019 and 2018, advertising expenses were $783,576 and $241,223, respectively. For the nine months ended June 30, 2019 and 2018, advertising expenses were $1,422,496 and $1,073,667, respectively. Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

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

As of June 30, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, lack of an audit committee, and lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC requirement. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending June 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

In 2019, the Company settled seven legal cases in total amount of JPY 35,052,800 (approximately $325,000) related to the cancellation of contracts. As of the filing date, the Company has five pending legal cases whose total amount of claim is JPY 35,544,500 (approximately $329,000) under the same nature. Our legal counsel has estimated the loss to be probable, and the total amount of settlements approximates JPY 10,000,000 (approximately $90,000).

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

Dated: September 25, 2019