Form 10-K
period 2019-09-30
Exceed World, Inc.
filed 2020-03-20
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2019

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

[  ] Yes [X] No

As of March 31, 2019, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,383,600 based on a market price per share of $0.6.

As of March 20, 2020 there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

Exceed World, Inc.

FORWARD LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the “Risk Factors” section and elsewhere in this prospectus.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Brilliant Acquisition, Inc., under the laws of the State of Delaware on November 25, 2014, with an objective to acquire, or merge with, an operating business. On January 12, 2016, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement with e-Learning Laboratory Co., Ltd., a Japan corporation (“e-Learning”). Pursuant to the Agreement, Mr. DeNunzio transferred to e-Learning, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares. Following the closing of the share purchase transaction, e-Learning gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On January 12, 2016, the Company changed its name to Exceed World, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment. On January 12, 2016, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Also, on January 12, 2016, Mr. Tomoo Yoshida was appointed as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

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

On April 1, 2016, e-Learning entered into stock purchase agreements with 7 Japanese individuals. Pursuant to these agreements, e-Learning sold 140,000 shares of common stock in total to these individuals and received $270 as aggregate consideration. Each paid JPY0.215 per share. At the time of purchase the price paid per share by each was the equivalent of about $0.002. This sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons as defined under Rule 902 section (k)(2)(i) of Regulation S, pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On August 1, 2016, the Company changed its fiscal year end from November 30 to September 30.

On August 9, 2016, e-Learning entered into stock purchase agreements with 33 Japanese individuals. Pursuant to these agreements, e-Learning sold 3,300 shares of common stock in total to these individuals and received $330 as aggregate consideration. Each paid JPY10 per share. At the time of purchase the price paid per share by each shareholder was the equivalent to about $0.1. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on July 20, 2016 at 4pm EST.

On October 28, 2016, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized the cancellation of shares owned by e-Learning. e-Learning consented to the cancellation of shares. The total number of shares cancelled was 19,000,000 shares which was comprised of 16,500,000 restricted common shares and 2,500,000 free trading shares.

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

On September 26, 2018, Force Internationale Limited, a Cayman Island limited company (“Force Internationale”) entered into a Share Purchase Agreement with its wholly-owned subsidiary, e-Learning and 74.5% owner of the Company. Under this Share Purchase Agreement, e-Learning transferred its 74.5% interest in the Company to Force Internationale. As consideration for this transfer, Force Internationale paid $26,000.00 to e-Learning. Immediately subsequent, the Company entered into a Share Purchase Agreement with Force Internationale, to acquire 100% of Force Holdings and 100% direct owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale. The result of these transaction is that Force Internationale is a 84.4% owner of the Company, the Company is a 100% owner of Force Holdings, and Force Holdings is a 100% owner of e-Learning. Prior to the Share Purchase Agreements, Force Internationale was an indirect owner of 74.5% of the Company and subsequent to the Share Purchase Agreements, Force Internationale is a direct owner of 84.4% of the Company. The Share Purchase Agreements were approved by the boards of directors of each of the Company, Force Internationale, Force Holdings, and e-Learning.

On December 6, 2018, the Company entered into a share contribution agreement (the “Contribution Agreement”) with Force Internationale. Under this Agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This Contribution Agreement was approved by the board of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Company's consolidated financial statements.

Overview

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

The Company has elected September 30th as its fiscal year end.

Currently, we own the following wholly owned affiliated entities:

Name of Subsidiary	State or Other Jurisdiction of Incorporation or Organization

Force International Holdings Limited	Hong Kong
e-Learning Laboratory Co., Ltd.	Japan
e-Communications Co., Ltd.	Japan

* The following chart illustrates the structure of our consolidated affiliated entities:

Currently, the number of the employees of the Company is 46.

e-Learning Business

With the completion of the Company’s acquisition of Force Holdings and its subsidiaries (Hereinafter, collectively referred to as the “Group”), we are in the business of providing education services.

The Company is an education service provider in Japan and it offers a range of e-learning education programs as well as supporting services to complement such education programs through an internet platform named “Force Club” (“Force Club”), which was launched in 2007. The Company has offered e-learning programs through “Force Club”, all of which were procured from independent third-party software developers, including pre-school learning resources, learning resources supplementing elementary school, junior high school and senior high school curriculum, preparation courses for university entrance examinations and professional qualification examinations, and English learning, appealing to a diverse customer base from pre-school children to students and adult learners. A list of the Company’s e-learning programs, target customer group and release date are set out below. The e-learning programs of Force Club mainly serve as supplemental learning resources and self-learning tools for students and adult learners.

No.	Content Name	Target	Compatible Devices	Release Date
1	ENGLISH MONSTERS	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
2	Romantic English Conversation - London Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
3	Romantic English Conversation - College Life Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
4	ENGLISH MONSTERS AR	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
5	The Blue Danube	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
6	The Nutcracker	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
7	Peter & the Wolf	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
8	The Four Seasons	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
9	The Carnival of the Animals	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
10	Play A,B,C on the Keyboard	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
11	Say Hello to English Words!	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
12	Force Paint	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
13	Force Musician	Infants	iOS smartphone / tablet	2012
14	Inheritance Diagnosis Consultant	Adult	iOS smartphone / tablet	2013
			Android smartphone / tablet	2013
15	Sign Language Course	Adult	PC	2014
16	University Entrance Exam Preparation Course	High school student / Those who prepare for entrance exam	PC	2008
			Android smartphone / tablet	2014
17	LEARNING EYES	Adult	PC	2012
			Android smartphone / tablet	2014
18	High School Student-oriented e-learning	High school student	PC	2009
			Android smartphone / tablet	2014
19	Folstar	Adult	Feature Phone	2008
20	Qualification Attainment Strategies Course	Adult	iOS smartphone / tablet	2015
			Android smartphone / tablet
21	School TV	Primary school student / Middle school student	PC	2015
			iOS smartphone / tablet
			Android smartphone / tablet
22	English Monsters app	Main: High school student / College student (However, primary school student, middle school student, and adults are also included as targets.)	iOS smartphone / tablet	2015
23	ForceMart	Force Club Members	PC	2017
			iOS smartphone / tablet
			Android smartphone / tablet

The Company’s e-learning programs are offered to its customers who have to be first registered as a member of Force Club. Since 2002, the Company began to offer its e-learning programs to its customers in CD-ROMs with pre-loaded learning content until 2007. Due to the popular trend for internet, starting from 2007, the Company has made its e-learning programs available on its website for its customers, and the customers need to pay a monthly fee in order to access and view the most up-to-date content on the website of the Company. At the advent of digital technology in recent years and in view of the increasing popularity of tablet devices, the Company has released its e-learning programs on smartphones and tablet devices for customer use since 2012 to cater for the popular demand of young learners and users in rural areas of Japan. The e-learning programs of Force Club are targeted at residents of Japan, and thus the e-learning programs are presented in Japanese only and no translated version is available. Since 2015, in addition to e-learning, the Company has started offline business which attracts public attentions such as Abacus School and Robot Programming School. The Company also opened “ixi After School” in Tokyo, which provides after school care services to children. Through these offline business, the Company has provided services to general users.

The Company regularly updates its e-learning materials and programs. In particular, the learning resources supplementing elementary school, junior high school and senior high school curriculum would be overhauled to correspond to any revision in school curriculum, which generally takes place once in a four-year period. In addition, most of preparation courses for the university entrance examinations and professional qualification examinations would be revised at one to two year intervals to cater for any changes to the examination syllabus. The website of the Company is updated from time to time to reflect the updates and changes to the learning materials and programs and for users with smartphones and tablet devices, these updates can also be downloaded from the website of the Company.

Business Model

Apart from using a conventional direct sales marketing strategy, the Company has also adopted multilevel marketing (“MLM”), via the Premium Membership in the Force Club, in operating its businesses.

Since 2002, the Company has adopted a direct sales marketing strategy to market its e-learning programs. Subsequently, in 2007, the Company gradually changed its marketing strategy from direct sales to MLM for the purposes of (i) establishing its brand name and penetrating into the rural areas of Japan; (ii) promoting its products to wider customer groups through premium members; and (iii) incentivizing premium members to recruit new members to join Force Club in order to increase the sales of its products and maximize profits for the Company. Currently, the Company has no retail shops or other point-of-sale for its products (e-learning courses).

MLM was adopted by the Company in order to expand the sales of its e-learning programs through its Force Club members. There are two tiers of Force Club members, namely standard members and premium members. Among Force Club members, premium members get a tablet device which entitles the premium members to life-time access of all of the Company’s e-learning educational content. Since the Company’s e-learning education programs are distributed in the form of online downloads, it can be used both online and offline.

Force Club Membership

Force Club members are those who intend to use products and services the Company offers. There are two tiers of Force Club members, namely standard members and premium members. Premium members are those who wish to engage in recruiting new members (“Premium Members”).

Premium Members have to join a premium plan under which members are given rights to use all products and services of the Company, and engage in activities to recruit new Force Club members and obtain monetary rewards and bonuses (special income or commissions) from such activities. The Company enters into a contract (the “Premium Member Contract”) with each of its Premium Members. The salient terms of the Premium Member Contract are as follows:

Eligibility - the following individuals/corporations are eligible to register as the Company’s Premium Members:

(i) Individuals (other than students) who are 20 years old or above and are residents of Japan; and

(ii) Corporations established in Japan.

Applicants are required to provide proof of identity, such as driver’s license, passport or resident card for individual members or a certified copy of the commercial registration for corporate members.

Payments – an applicant who wishes to be a Force Club Premium Member has to join the premium plan and pay an initial payment of JPY420,000 (exclusive of sales tax), comprising:

(i) The one-off registration fee of JPY10,000;

(ii) The premium package fee of JPY390,000; and

(iii)An advanced payment of monthly membership fees for the initial two months amounting to JPY20,000.

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

In addition, the Premium Member Contract sets out the rules of conduct required to be observed by Premium Members in recruiting new members to join Force Club. The Company is entitled to suspend a Premium Member’s business activities, suspend his or her commission, demand return of commission(s), remove his or her title, or terminate his or her membership if such Premium Member violates or infringes the rules of conduct or other related laws or regulations, and/or acts in a way that is offensive to public order and morals.

Upon registration as Force Club members, applicants will be given a user ID to gain access to the e-learning programs through Force Club platform. Force Club members will be given additional four user IDs after registration so that they can use a total of five user IDs for accessing e-learning content through Force Club platform.

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 6,583 as of the date of this report.

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

Future Plans

Over the course of the next twelve months, the Company intends to focus on expanding its sales network in order to strengthen its business activities. Currently, revenue is derived primarily from sales of the premium package. While it is the intention of the Company to maintain this revenue stream, and to further increase the number of premium members of the Force Club, the Company also intends to diversify its operations and develop additional business activities.

In order to do so, the Company intends to focus on development of an online educational platform on which additional advertising income can be generated. At present, there are no definitive plans that have been made regarding the implementation or direction of this future online educational platform. However, we intend to begin efforts to hire additional personnel with extensive experience in web marketing in order to assist in the development of our future platform.

In addition to e-learning business, the Company has also been engaged in physical school business such as abacus school and programming school. In July 2019, we opened “After School” which provides various after school education and activities programs to children.

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

The Company has legal counsel in Japan whom provides instruction, direction, and reviews Company activities to ensure, to the best of Legal Counsel’s knowledge, that the Company is in compliance with the aforementioned Act.

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

1-23-38-1F, Esakacho, Suita-shi, Osaka Japan 1-23-38-6F, Esakacho, Suita-shi, Osaka Japan 1-23-38-8F, Esakacho, Suita-shi, Osaka Japan 1-8-40-1F, Konan, Minato-ku, Tokyo, Japan. The aforementioned office spaces are shared by both e-Communications Co., Ltd. and e-Learning Laboratory Co., Ltd.

The following table details the terms of the lease agreements for various properties leased by our wholly owned subsidiary, Force International Holdings Limited, a Hong Kong company, and its wholly owned subsidiary, e-Learning Laboratory Co., Ltd., a Japan company.

Work space	Address	Lessee	Lessor	Monthly Rent (Tax included)	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 715,176	May 31, 2019
($6,499)
				JPY 715,176	May 31, 2021
($6,449)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,190,700	July 31, 2019
($10,820)
				JPY 1,190,700	April 17, 2021
($10,820)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 31, 2020
($5,588)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,401,281	August 31, 2020
($12,733)
Ishibashi Building, 4th floor (*1)	2-4-7-4F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Ishibashi Ltd	JPY 420,000	March 24, 2020
($3,816)
Dick Building, 3rd floor (*2)	1-34-13-3F, Toyo, Koto-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Dick Co., Ltd.	JPY 495,000	February 28, 2021
($4,498)
Wanchai, Hong Kong		Force International Holdings Limited	New Trend Business Services (HK) Limited	HKD 9,000	June 30, 2019
	Unit 3306-12, 33/F.,			($1,154)
	Shui On Centre, 6-8 Harbour Road,			HKD 7,000	September 30, 2019
	Wanchai, Hong Kong			($897)
				HKD 5,000	March 31, 2020
($641)

(*1) The Company cancelled the rental agreement with Ishibashi Building as of January 31, 2020.

(*2) The Company left Dick Building on January 31, 2020 and expect to cancel the rental agreement on April 30, 2020.

Item 3. Legal Proceedings.

For the year ended September 30, 2019, the Company settled 11 legal cases in total amount of approximately JPY48.8 million ($443,000) related to the cancellation of contracts. From September 30, 2019 to the filing date, the Company as settle one case under the same nature with the amount of approximately JPY2.7 million ($25,000). As of the filing date, the Company had 24 pending legal cases whose total amount of claim was approximately JPY159.2 million ($1.5 million) under the same nature. Our legal counsel estimated the loss for 23 of these cases to be probable, and the total amount of the settlements approximates JPY41.6 million ($384,000). Our legal counsel was not able to estimate the likelihood of the loss for one of the pending legal cases with an original claim of approximately JPY25.1 million ($232,000).

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

Item 6. Selected Financial Data.

No applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2019 and September 30, 2018, we had cash and cash equivalents in the amount of $20,198,362 and $22,737,755, respectively. The decrease in cash is attributed to decrease of deferred income and accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $28,393,548 for the year ended September 30, 2019 as opposed to $34,878,988 for the year ended September 30, 2018. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members.

Net income (loss)

We recorded net loss of $132,017 for the year ended September 30, 2019 and net income of $2,375,632 for the year ended September 30, 2018. The decrease in net income is attributed to a decrease in revenue from 2018 to 2019.

Cash flow

For the year ended September 30, 2019, we had negative cash flows from operations in the amount of $4,953,889. For the year ended September 30, 2018, we generated cash flows from operations in the amount of $10,665,370. The decrease in operating cash flow, in our opinion, is attributed to decreases in net income, accounts payable and deferred income.

Working capital

As of September 30, 2019 and 2018, we had working capital of $15,318,405 and $13,436,660, respectively. The increase in working capital, in our opinion, is attributed to decreases in accounts payable and deferred income.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,908,950 and $913,480 for the years ended September 30, 2019 and 2018, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, the Company intends to focus on expanding its sales network in order to strengthen its business activities. Currently, revenue is derived primarily from sales of the Company’s Force Club premium package. While it is the intention of the Company to maintain this revenue stream, and to further increase the number of premium users of the Force Club, the Company also intends to diversify its operations and develop additional business activities.

In order to do so, the Company intends to focus on development of an online educational platform on which additional advertising income can be generated. At present, there are no definitive plans that have been made regarding the implementation or direction of this future online educational platform. However, we intend to begin efforts to hire additional personnel with extensive experience in web marketing in order to assist in the development of our future platform.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2-F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income	F5

Consolidated Statements of Shareholders' Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-F11

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

March 20, 2020

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Exceed World, Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of September 30, 2018, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Lo and Kwong C.P.A. & Co. (successor to Lo and Kwong C.P.A. Company Limited)

Hong Kong

January 14, 2019 (July 11, 2019 as the effects of the restatement)

-F3-

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2019	September 30, 2018
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$20,198,362	$22,737,755
Marketable securities	1,156,108	830,331
Accounts receivable	2,344	1,032
Short-term loan receivable	-	395,848
Income tax recoverable	-	425,303
Prepaid expenses	865,274	295,510
Inventories	626,142	380,925
Due from related party	92,524	-
Other current assets	453,291	255,030
TOTAL CURRENT ASSETS	23,394,045	25,321,734

Non-current Assets
Property, plant and equipment, net	$792,452	$343,991
Software, net	1,051,398	2,236,447
Other intangible assets, net	176,897	992,208
Long-term prepaid expenses	84,968	58,341
Deferred tax assets	134,936	287,157
Long-term loan receivable from related party	232,128	-
Insurance Funds	91,161	-
TOTAL NON-CURRENT ASSETS	2,563,940	3,918,144

TOTAL ASSETS	$25,957,985	$29,239,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,226,111	$4,572,204
Accrued expenses and other payables	565,506	65,811
Deposit receipt	-	100,657
Contingency liability	409,428	-
Income tax payable	287,301	-
Deferred income	3,267,399	4,460,652
Capital lease obligations, current	28,683	9,327
Due to related parties	814,153	338,725
Due to director	741,133	596,059
Other current liabilities	735,926	1,741,639
TOTAL CURRENT LIABILITIES	8,075,640	11,885,074

Non-current Liabilities
Capital lease obligations, long-term	$98,964	$41,786
Long-term note payable	-	483,814
Long-term deferred income	-	2,183
TOTAL NON-CURRENT LIABILITIES	98,964	527,783

TOTAL LIABILITIES	$8,174,604	$12,412,857

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2019 and 2018)	$-	$-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of September 30, 2019 and 2018)	3,270	3,270
Additional paid-in capital	261,516	99,440
Accumulated earnings	16,764,282	16,896,299
Accumulated other comprehensive income (loss)	754,313	(171,988)
TOTAL SHAREHOLDERS' EQUITY	$17,783,381	$16,827,021

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,957,985	$29,239,878

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
		(Restated)
Revenues	$28,393,548	$34,878,988
Cost of revenues	16,105,594	18,654,182
Gross profit	12,287,954	16,224,806

Operating expenses
Selling and distribution expenses	1,908,950	1,989,146
Administrative expenses	10,853,331	11,623,028
Total operating expenses	12,762,281	13,612,174

Income (loss) from operations	(474,327)	2,612,632

Other income (expense)
Other income	1,270,353	266,946
Other expenses	(845,289)	(18,171)
Change in fair value of marketable securities	365,026	(568,990)
Interest expenses	(1,513)	(6,082)
Total other income (expense)	788,577	(326,297)

Net income before tax	314,250	2,286,335
Income tax expense (credit)	446,267	(89,297)
Net income (loss)	$(132,017)	$2,375,632

Comprehensive income (loss)
Net income (loss)	(132,017)	2,375,632
Other comprehensive income (loss)
Foreign currency translation adjustment	926,301	(244,734)

TOTAL COMPREHENSIVE INCOME	$794,284	$2,130,898

Income (loss) per common share
Basic	$(0.00)	$0.12
Diluted	$(0.00)	$0.12
Weighted average common shares outstanding
Basic	32,700,000	20,173,973
Diluted	32,700,000	20,173,973

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2017	20,000,000	$2,000	$59,679	$72,746	$14,520,667	$14,655,092

Net income (Restated)	-	-	-	-	2,375,632	2,375,632

Issuance of shares for the acquisition of subsidiaries	12,700,000	1,270	(1,270)	-	-	-

Disposal of a subsidiary under common control	-	-	15,031	-	-	15,031

Reorganization of the Group	-	-	26,000	-	-	26,000

Foreign currency translation (Restated)	-	-	-	(244,734)	-	(244,734)

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Disposal of subsidiary	-	-	162,076	-	-	162,076

Net income	-	-	-	-	(132,017)	(132,017)

Foreign currency translation	-	-	-	926,301	-	926,301

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(132,017)	$2,375,632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,482,474	1,120,652
Loss on written off of property, plant and equipment	-	11,178
Gain on disposal of property, plant and equipment	(8,178)	-
Loss on written off of intangible asset	-	6,275
Change in fair value of marketable securities	(365,026)	568,990
Interest expenses	-	6,082
Gain on company owned life insurance policies	(1,106,958)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,018)	(32)
Income tax recoverable	439,331	(1,072,527)
Prepaid expense	(470,721)	26,221
Inventories	(299,412)	888,033
Other current assets	(182,333)	179,344
Long-term prepaid expenses	(23,241)	-
Deferred tax asset	164,108	-
Accounts payable	(3,513,357)	3,489,220
Accrued expenses and other payables	539,697	(3,928)
Deposit receipt	-	100,611
Income tax payable	282,158	-
Deferred income	(1,398,006)	2,589,542
Due to related parties	-	(29,485)
Due to director	-	431,173
Other current liabilities	(360,390)	(21,611)
Net cash provided by (used in) operating activities	(4,953,889)	10,665,370

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of short-term loan receivable	408,905	-
Purchase of property, plant and equipment	(224,865)	-
Proceeds from disposal of property, plant and equipment	8,178	-
Purchase of intangible assets	(24,989)	(593,662)
Proceeds from sale of securities	87,333	-
Payment towards company-owned life insurance policies	(442,744)	-
Proceeds from company-owned life insurance policies	1,460,173	-
Reorganization of the Company	-	26,000
Disposal of subsidiary	(79,876)	-
Net cash provided by (used in) investing activities	1,192,115	(567,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest expense paid	-	(6,082)
Repayment of capital lease obligation	(12,113)	(9,146)
Short-term loan	-	(395,848)
Proceeds from related parties	185,525	-
Repayments to related parties and director	(58,723)	-
Net cash provided by (used in) financing activities	114,689	(411,076)

Net effect of exchange rate changes on cash	$1,107,692	$(175,575)

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of year	22,737,755	13,226,698
Net increase (decrease) in cash	(2,539,393)	9,511,057
Cash and cash equivalents - end of year	$20,198,362	$22,737,755

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equipment obtained in connection with capital lease	$84,675	$-
Liabilities assumed in connection with purchase of intangible asset	$59,714	$-
Operating expenses paid by related parties and director	$405,835	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,908	$553,889

The accompanying notes are an integral part of these consolidated financial statements.

-F7-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

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

On December 6, 2018, the Company entered into a share contribution agreement (the “Agreement”) with Force Internationale. Under this Agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This Agreement was approved by the board of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Company's consolidated financial statements.

As of September 30, 2019, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated. The results of subsidiaries disposed during the respective periods are included in the consolidated statements of operations and comprehensive income up to the effective date of disposal.

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

USE OF ESTIMATES

The accompanying consolidated financial statements are prepared on a basis of conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, write-down in value of inventory, sales allowance, useful lives and impairment of long-lived assets, and legal contingencies. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

The Company also has investments in corporate-owned life insurance policies to insure its CEO and key employees. These insurance policies are recorded at their cash surrender values in the consolidated balance sheets with change in the cash surrender value during the period recorded in earnings.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or reducing balance method at the following estimated useful life:

Building	47 years on straight-line method
Leasehold improvement	10 years on straight-line method
Equipment	2 to 15 years on declining balance method or straight-line method
Vehicle	6 years on declining balance method or straight-line method

Assets held under capital lease obligation are depreciated over their expected useful lives on the same basis as owned assets.

INTANGIBLE ASSETS

Intangible assets consist of internal use software, franchise rights, membership and land.

The Company capitalizes certain costs related to obtaining or developing software for internal use. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. The application development stage includes design of chosen path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred.

Franchise rights were amortized on a straight-line basis over a useful life of 15 years. The gross carrying value was $nil and $667,378, and accumulated amortization was $nil and $55,848, included in other intangible asset as of September 30, 2019 and 2018, respectively. Franchise rights were disposed along with the disposal of STV (see Note 11).

Membership and land have indefinite useful life, and the balance was $176,897 and $386,390 as of September 30, 2019 and 2018, respectively, included in other intangible assets.

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

-F8-

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) , Hong Kong Dollars (“HK$”) and United States Dollars (“US$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income.

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2019	September 30, 2018
Current JPY: US$1 exchange rate	108.08	113.68
Average JPY: US$1 exchange rate	110.05	110.47

Current HK$: US$1 exchange rate	7.80	7.83
Average HK$: US$1 exchange rate	7.80	7.83

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the year ended September 30, 2019. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

The revenue generated from premium members consists substantially all of the Company’s revenue. The Company's chief operating decision make reviews results analyzed by customers and the analysis is only presented at the revenue level with no allocation of direct or indirect costs. The Company determines that it has only one operating segment. Consequently, the Company does not disaggregate revenue recognized from contracts with customers

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of September 30, 2019, the Company's deferred income was $3,267,399. As of September 30, 2018, the Company's deferred income was $4,460,652, all of which was recognized as revenue in the year ended September 30, 2019.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expense was $1,908,950 and $913,480 for the years ended September 30, 2019 and 2018, respectively.

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

The Company does not have any potentially dilutive instruments as of September 30, 2019 and 2018 and, thus, anti-dilution issues are not applicable.

INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statements and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made.

LEASES

The Company classifies leases as either capital lease or operating lease. If the lease terms meet one or all of the following criteria, it is classified as a capital lease, otherwise as an operating lease: (1) the ownership of the lease is transferred to the lessee at the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term is at least 75% of the economic life of the leased property; and (4) the present value of the lease payments is at least 90% of the fair market value of the leased property.

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

The standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company will adopt the standard on October 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company anticipates this standard will have a material impact on the Company’s consolidated balance sheets. The Company estimates that approximately $563,000 would be recognized as ROU assets and lease liabilities upon adoption. However, the Company does not expect adoption will have a material impact on the consolidated statements of operations and comprehensive income.

-F9-

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2019 and 2018, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019
Marketable Securities:
Publicly held equity securities	$1,156,108	-	-	1,156,108
Total	1,156,108	-	-	1,156,108

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
Marketable Securities:
Publicly held equity securities	$830,331	-	-	830,331
Total	830,331	-	-	830,331

NOTE 4 - INCOME TAXES

For the years ended September 30, 2019, the provision of income tax expense was $446,267, consisting of current portion of $282,159 and deferred portion of $164,108.

For the years ended September 30, 2018, the Company incurred income tax credit in the amount of $89,297.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2018	21.42%	23.20%	33.80%
2019	21.42%	23.20%	33.80%

Open tax years in Japan are five years. As of September 30, 2019, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2014. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
		(Restated)
Japanese statutory tax rate	33.80%	33.80%
Carryover of losses	-	(33.80)%
Income tax difference under difference tax jurisdictions	49.50%	-
Additional deduction allowed for tax	(9.58)%	-
Deferred tax adjustments	59.83%	-
Other adjustments	8.46%	-
Total	142.01%	-

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2019 and 2018.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2019 and 2018, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2019.

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

As of September 30, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

NOTE 5 - DEFERRED TAX ASSETS

The Components of deferred tax assets as of September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
		（Restated）
Marketable securities	$(304,944)	$-
Insurance funds	73,551	287,157
Software	157,084
Expenses	153,949	-
Revenues	55,296
Deferred tax assets	134,936	287,157
Valuation allowance	-	-
Net deferred tax assets, non-current	$134,936	$287,157

NOTE 6 - RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2019 and 2018, the Company’s due to related parties and directors are as follows:

	September 30, 2019	September 30, 2018
		（Restated）
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,133	$596,059
Total due to director	$741,133	$596,059

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,710
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	633,578	291,015
School TV Co., Ltd. (“School TV”), a wholly-owned subsidiary of the Company as of September 30, 2018, disposed to and currently owned by Force Internationale at the date of filing (See note 1)	132,940	-
Total due to related parties	$814,153	$338,725

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2019 and 2018.

Due from related parties

As of September 30, 2019, the Company had a long-term loan of $232,128 due from School TV. The loan is unsecured, bears a 1% per annum interest, and is due on 5/24/2023. During the year ended September 30, 2019, the Company received an interest of $2,272 from School TV.

As of September 30, 2019, the Company had a short-term loan of $92,524 due from School TV included in due from related party. The loan is unsecured, due on demand, and bears a 1% interest per annum. During the year ended September 30, 2019, the Company received an interest of $1,363 from School TV.

-F10-

NOTE 7 – SHORT-TERM LOAN RECEIVABLE

On September 14, 2018, the Company entered into a loan agreement to lend JPY45,000,000 ($395,848) to a third party, Star Gate Investment Holdings Limited. The loan was unsecured with the maturity date on March 31, 2019 and an interest of JPY400,000 ($3,577) per quarter. The loan was collected in full on April 24, 2019.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2019	September 30, 2018
		（Restated）
Building	$243,840	$54,984
Leasehold improvement	57,217	-
Equipment	1,086,546	741,083
Vehicles	68,930	119,296
	1,456,533	915,363

Accumulated depreciation	(664,081)	(569,650)
	792,452	345,713
Net effect of exchange rate	-	(1,722)
Total net book value	$792,452	$343,991

The aggregate depreciation expense of property, plant and equipment was $108,152 and $100,229 for the years ended September 30, 2019 and 2018, respectively.

NOTE 9 – SOFTWARE

The book value of the Company’s software as of September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
		(Restated)
Software	$3,917,921	$5,121,311
Accumulated amortization	(2,866,523)	(2,867,476)
	1,051,398	2,253,835
Net effect of exchange rate	-	(17,388)
Total net book value	$1,051,398	$2,236,447

The aggregate amortization expense related to the software was $1,362,342 and $962,534 for the years ended September 30, 2019 and 2018, respectively, included in cost of revenues.

The estimated future amortization expense of our software as of September 30, 2019 is as follows:

Year ending September 30	Amount
2020	$561,791
2021	265,306
2022	134,827
2023	80,613
2024	8,861
Thereafter	-
Total	$1,051,398

NOTE 10 – COMMITMENTS

As of September 30, 2019, the Company has three capital leases of equipment and vehicle with a gross value of $86,218 and $68,930, respectively, included in property, plant and equipment.

The Company also leases its offices under operating lease, and the rental expense is $550,683 and $411,226 for the years ended September 30, 2019 and 2018.

The future minimum lease payments as of September 30, 2019 are as follows:

Year ending September 30	Capital lease	Operating lease
2020	$30,305	$470,430
2021	30,305	112,212
2022	43,458	-
2023	19,558	-
2024	11,409	-
Thereafter	-	-
Total	135,035	$582,642
Less: imputed interest	(7,388)
Total capital lease obligation	127,647
Less: current portion	(28,683)
Long-term lease obligation	$98,964

NOTE 11 - DISPOSAL OF SUBSIDIARY

On December 6, 2018, School TV, an entity under common control of Force Internationale, was deconsolidated from the Company's consolidated financial statements (see Note 1). The Company recorded an increase in additional paid in capital of $162,076 at this deconsolidation. This disposal does not constitute a strategic shift of the Company’s operation and business after Reorganization.

NOTE 12 - CONTINGENCIES

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

For the year ended September 30, 2019, the Company settled 11 legal cases in total amount of approximately JPY48.8 million (approximately $443,000) related to the cancellation of contracts. From September 30, 2019 to the filing date, the Company has settled one case under the same nature with the amount of approximately JPY2.7 million (approximately $25,000). As of the filing date, the Company had 24 pending legal cases, claiming a damage of approximately JPY159.2 million (approximately $1.5 million) under the same nature. Our legal counsel estimated a probable settlement of 23 of these cases with total settlement amount of approximately JPY41.6 million (approximately $384,000). Our legal counsel was not able to estimate the likelihood of the loss for one of the pending legal cases with an original claim of approximately JPY25.1 million (approximately $232,000). The Company has recorded JPY44.3 million (approximately $409,000) as contingency liability as of September 30, 2019.

NOTE 13 – SUBSEQUENT EVENTS

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $278,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by a number of common shares of CAI. The loan charges an annual interest rate of 2% and matures on May 14, 2020.

-F11-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 7, 2018, the Company released its independent registered public accounting firm, MaloneBailey, LLP (“MB”) of Houston, Texas. MB's report on the financial statements for the year ended September 30, 2017 and the ten-month period from December 1, 2015 through September 30, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

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

On July 12, 2019, the Company dismissed L&K and engaged MB, as its new Independent Registered Public Accounting Firm. The dismissal of L&K was approved by the Company’s Board. During the ten-month period from September 13, 2018 through July 12, 2019, there have been no disagreements with LK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LK would have caused them to make reference thereto in their reports on the financial statements.

During the period ended June 30, 2019 and prior to July 12, 2019 (the date of the new engagement), we did not consult with MB regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by MB, in either case where  written or oral advice provided by MB would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report September 30, 2019 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2019, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC reporting requirement and lack of an audit committee.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	57	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2019.

Procedure for Nominating Directors

In 2019, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended September 30, 2019 and for the year ended September 30, 2018 This in relation to the Company, Exceed World, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2019	1,290,322	0	0	0	0	0	0	1,290,322

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2018	1,187,324	0	0	0	0	0	0	1,187,324

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

For the year ended September 30, 2019 and 2018, e-Learning Laboratory Co., Ltd., paid out $1,090,413 and $1,072,914, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the year ended September 30, 2019 and 2018, e-Commuications Co., Ltd., paid out $199,909 and $114,410, respectively, to Mr. Tomoo Yoshida as salary compensation.

From October 1, 2017 through ended September 30, 2019 School TV Co., Ltd. and Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2019.

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

Due to related parties and directors

As of September 30, 2019 and 2018, the Company’s due to related parties and directors are as follows:

	September 30, 2019	September 30, 2018
		（Restated）
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,133	$596,059
Total due to director	$741,133	$596,059

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,710
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	633,578	291,015
School TV Co., Ltd. (“School TV”), a wholly-owned subsidiary of the Company as of September 30, 2018, disposed to and currently owned by Force Internationale at the date of filing (See note 1)	132,940	-
Total due to related parties	$814,153	$338,725

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2019 and 2018.

Due from related parties

As of September 30, 2019, the Company had a long-term loan of $232,128 due from School TV. The loan is unsecured, bears a 1% per annum interest, and is due on 5/24/2023. During the year ended September 30, 2019, the Company received an interest of $2,272 from School TV.

As of September 30, 2019, the Company had a short-term loan of $92,524 due from School TV included in due from related party. The loan is unsecured, due on demand, and bears a 1% interest per annum. During the year ended September 30, 2019, the Company received an interest of $1,363 from School TV.

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

		2019	2018
Audit fees	MaloneBailey, LLP	$182,000	$21,081
	Lo and Kwong C.P.A. Company Limited	$100,000	$100,000
Audit-related fees	Lo and Kwong C.P.A. Company Limited	$23,324	$250,000
	MaloneBailey, LLP	$6,607
Tax fees	Anderson Bradshaw PLLC	12,100	-
All other fees		-	-
Total		$318,309	$371,081

(1) On September 13, 2018, the Company engaged Lo and Kwong C.P.A. Company Limited of Hong Kong, as its new Independent Registered Public Accounting Firm.

(2) On July 12, 2019, the Company dismissed Lo and Kwong C.P.A. Company Limited and engaged MaloneBailey, LLP, as its new Independent Registered Public Accounting Firm.

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	By-laws (1)

3.4	Amendment to the Articles of Incorporation of the Company (2)

3.5	Amendment to the Articles of Incorporation of the Company (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on November 1, 2016, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: March 20, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: March 20, 2020