Form 10-Q
period 2019-12-31
Exceed World, Inc.
filed 2020-05-21
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 21, 2020 there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,766,257	$20,198,362
Marketable securities	1,364,372	1,156,108
Accounts receivable	2,738	2,344
Prepaid expenses	776,346	865,274
Inventories	748,720	626,142
Due from related party	92,073	92,524
Short-term loan receivable	276,218	-
Other current assets	276,520	453,291
TOTAL CURRENT ASSETS	21,303,244	23,394,045

Non-current Assets
Property, plant and equipment, net	$780,527	$792,452
Software, net	864,408	1,051,398
Operating lease right-of-use assets	565,480	-
Other intangible assets, net	175,416	176,897
Long-term prepaid expenses	83,531	84,968
Deferred tax assets	73,223	134,936
Long-term loan receivable from related party	230,995	232,128
Insurance funds	99,334	91,161
TOTAL NON-CURRENT ASSETS	2,872,914	2,563,940

TOTAL ASSETS	$24,176,158	$25,957,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$613,587	$1,226,111
Accrued expenses and other payables	363,342	565,506
Contingency liability	431,185	409,428
Income tax payable	166,643	287,301
Deferred income	1,326,683	3,267,399
Capital lease obligations, current	26,002	28,683
Operating lease liabilities, current	360,774	-
Due to related parties	716,581	814,153
Due to director	741,111	741,133
Other current liabilities	1,001,385	735,926
TOTAL CURRENT LIABILITIES	5,747,293	8,075,640

Non-current Liabilities
Capital lease obligations, long-term	$87,070	$98,964
Operating lease liabilities, non-current	161,469	-
TOTAL NON-CURRENT LIABILITIES	248,539	98,964

TOTAL LIABILITIES	$5,995,832	$8,174,604

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2019 and September 30, 2019)	$-	$-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of December 31, 2019 and September 30, 2019)	3,270	3,270
Additional paid-in capital	261,516	261,516
Accumulated earnings	17,254,035	16,764,282
Accumulated other comprehensive income	661,505	754,313
TOTAL SHAREHOLDERS' EQUITY	$18,180,326	$17,783,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,176,158	$25,957,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
		(Restated)
Revenues	$5,832,608	$7,892,164
Cost of revenues	2,819,884	4,494,705
Gross profit	3,012,724	3,397,459

OPERATING EXPENSE
Selling and distribution expenses	198,825	214,513
Administrative expenses	2,289,472	3,150,123
Total operating expenses	2,488,297	3,364,636

Income from operations	524,427	32,823

Other income (expense)
Other income	3,395	26,258
Other expenses	(23,734)	(56,688)
Change in fair value of marketable securities	213,709	(292,716)
Interest expenses	(556)	-
Total other income (expense)	192,814	(323,146)

Net income (loss) before tax	717,241	(290,323)
Income tax expense	227,488	66,499
NET INCOME (LOSS)	$489,753	$(356,822)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(92,808)	678,844

TOTAL COMPREHENSIVE INCOME	$396,945	$322,022

Income (loss) per common share
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Other	Retained
	Common Stock		Paid in	Comprehensive	Earnings
	Number	Amount	Capital	Income		Total

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Disposal of subsidiary	-	-	162,076	-	-	162,076

Net loss (Restated)	-	-	-	-	(356,822)	(356,822)

Foreign currency translation (Restated)	-	-	-	678,844	-	678,844

Balance – December 31, 2018 (Restated)	32,700,000	$3,270	$261,516	$506,856	$16,539,477	$17,311,119

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

Net income	-	-	-	-	489,753	489,753

Foreign currency translation	-	-	-	(92,808)	-	(92,808)

Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$489,753	$(356,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	193,122	259,300
Change in fair value of marketable securities	(213,709)	349,404
Loss on company owned life insurance policies	61,582	-
Noncash lease expense	126,804	-
Deferred tax asset	60,998	-

Changes in operating assets and liabilities:
Accounts receivable	(404)	314
Income tax recoverable	-	207,272
Prepaid expense	41,436	(86,426)
Inventories	(125,518)	(503,364)
Other current assets	174,399	(67,143)
Long-term prepaid expenses	1,026	-
Accounts payable	(605,983)	(3,034,971)
Accrued expenses and other payables	(191,070)	197,914
Deposit receipts	-	246
Income tax payable	(119,145)	-
Deferred income	(1,149,182)	(3,775,219)
Operating lease liabilities	(126,804)	-
Other current liabilities	(481,024)	(455,378)
Net cash used in operating activities	(1,863,719)	(7,264,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to third party	(275,964)	-
Purchase of property, plant and equipment	(2,760)	-
Purchase of company-owned life insurance policies	(70,191)	-
Disposal of a subsidiary	-	(79,876)
Proceeds from sale of securities	-	87,636
Net cash provided by (used in) investing activities	(348,915)	7,760

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation	(13,938)	-
Repayment to related party	(105,209)	(7,686)
Net cash used in financing activities	(119,147)	(7,686)

Net effect of exchange rate changes on cash	(100,324)	925,802

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of period	20,198,362	22,737,755
Net increase (decrease) in cash	(2,432,105)	(6,338,997)
Cash and cash equivalents - end of period	$17,766,257	$16,398,758

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$8,900	$205,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$285,636	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Exceed World, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

On September 26, 2018, e-Learning Laboratory Co., Ltd. (“e-Learning”), a direct wholly owned subsidiary of Force International Holdings Limited, which was incorporated in Hong Kong with limited liability (“Force Holdings”), entered into a share purchase agreement with Force Internationale Limited (“Force Internationale”), the holding company of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of $26,000.

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

On December 6, 2018, the Company entered into a share contribution agreement with Force Internationale. Under this agreement, the Company transferred 100% of the equity interest of School TV Co., Ltd. ("School TV"), to Force Internationale without consideration. This agreement was approved by the board of directors of the Company, Force Internationale and School TV. Upon the completion of the disposal, School TV was deconsolidated from the Company's consolidated financial statements.

As of December 31, 2019, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2019, included in our Form 10-K.

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

Translation of amounts from the local currency of the Group into US$1 has been made at the following exchange rates:

	December 31, 2019	December 31, 2018
Current JPY: US$1 exchange rate	108.61	109.56
Average JPY: US$1 exchange rate	108.71	112.77

Current HK$: US$1 exchange rate	7.80	7.83
Average HK$: US$1 exchange rate	7.80	7.83

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2019. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2019 and September 30, 2019, the Company's deferred income was $1,326,683 and $3,267,399, respectively. During the three months ended December 31, 2019, the Company recognized $3,267,399 of deferred income in the opening balance.

The Company does not have any contract asset.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The standard was effective for the Company beginning October 1, 2019, with early adoption permitted. The Company adopted the standard on October 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less.

The primary impact of applying ASC Topic 842 is the initial recognition of approximately $652,000 of lease liabilities and corresponding right-of-use assets of approximately $696,000 on the Company’s consolidated balance sheet as of October 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of October 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive income or consolidated statement of cash flows of the Company.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2019 and September 30, 2019, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of December 31, 2019	$1,364,372	-	-	1,364,372
As of September 30, 2019	$1,156,108	-	-	1,156,108

NOTE 4 - INCOME TAXES

For the three months ended December 31, 2019 and 2018, the Company incurred income tax expenses in the amount of $227,488 and $66,499, respectively. Effective tax rate was 31.72% and (22.91%) for the three months ended December 31, 2019 and 2018, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended December 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2019	21.42%	23.20%	33.80%
2020	21.42%	23.20%	33.80%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings has not generated any estimated assessable profits in Hong Kong from its inception.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2019 and 2018, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2019 and September 30, 2019, the Company’s due to related parties and directors are as follows:

	December 31, 2019	September 30, 2019
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,111	$741,133
Total due to director	$741,111	$741,133

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	536,655	633,578
School TV Co., Ltd., a wholly-owned subsidiary of Force Internationale	132,291	132,940
Total due to related parties	$716,581	$814,153

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the three months ended December 31, 2019 and 2018.

Due from related parties

As of December 31, 2019 and September 30, 2019, the Company had a long-term loan of $230,995 and $232,128, respectively, due from School TV. The loan is unsecured, bears a 1% per annum interest, and is due on May 24, 2023.

As of December 31, 2019 and September 30, 2019, the Company had a short-term loan of $92,073 and $92,524, respectively, due from School TV included in due from related party. The loan is unsecured, due on demand, and bears a 1% interest per annum.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $276,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by common shares of CAI. The loan charges an annual interest rate of 2% and matures on May 14, 2020.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2019	September 30, 2019
Building	$299,587	$243,840
Leasehold improvement	-	57,217
Equipment	1,082,586	1,086,546
Vehicles	63,646	68,930
	1,445,819	1,456,533

Accumulated depreciation	(665,292)	(664,081)

Total net book value	$780,527	$792,452

The aggregate depreciation expense of property, plant and equipment was $10,727 and $17,536 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 8 – SOFTWARE

The book value of the Company’s software as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019	September 30, 2019
Software	$3,898,802	$3,917,921
Accumulated amortization	(3,034,394)	(2,866,523)
	864,408	1,051,398

The aggregate amortization expense related to the software was $181,693 and $193,478 for the three months ended December 31, 2019 and 2018, respectively, included in cost of revenues.

NOTE 9 – COMMITMENTS

As of December 31, 2019, the Company has three capital leases of equipment and vehicle with a gross value of $85,797 and $63,646, respectively, included in property, plant and equipment.

The Company also leases its offices under operating lease, and the rental expense is $129,590 for the three months ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities is $129,590. The weighted-average remaining lease term for these leases is 1.68 years and the weighted-average discount rate is 1.84%.

The future minimum lease payments as of December 31, 2019 are as follows:

Year ending September 30	Capital lease	Operating lease
2020 (remaining)	$20,924	$301,176
2021	27,898	161,377
2022	39,154	67,942
2023	18,004	-
2024	10,503	-
Thereafter	-	-
Total	$116,483	$530,495
Less imputed interest	(3,411)	(8,252)
Total capital lease obligation	113,072	522,243
Less current portion	(26,002)	(360,774)
Long-term lease obligation	$87,070	$161,469

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

For the three months ended December 31, 2019, the Company did not settle any legal cases. From December 31, 2019 to the filing date, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of the filing date, the Company had 25 pending legal cases, claiming a damage of approximately JPY165.7 million (approximately $1.5 million) under the same nature. Our legal counsel estimated a probable settlement of 24 of these cases with total settlement amount of approximately JPY44.1 million (approximately $406,000) with one pending legal case unable to estimate the likelihood of the loss with original claim of approximately JPY25.1million ($231,000). The Company has contingency liability in the amount of $431,185 and $409,428 as of December 31, 2019 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the three months ended December 31, 2019.

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

Business Information

As of December 31, 2019, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2019 and September 30, 2019, we had cash and cash equivalents in the amount of 17,766,257 and $20,198,362, respectively. The decrease in cash is attributed to decrease of deferred income and accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $5,832,608 for the three months ended December 31, 2019 as opposed to $7,892,164 for the three months ended December 31, 2018. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members.

Net Income

We recorded net income of $489,753 for the three months ended December 31, 2019 and net loss of $356,822 for the three months ended December 31, 2018. The increase in net income is attributed to a decrease in operating expenses and increase of other income from 2018 to 2019.

Cash flow

For the three months ended December 31, 2019, we had negative cash flows from operations in the amount of $1,863,719. For the three months ended December 31, 2018, we had negative cash flows from operations in the amount of $7,264,873. The increase in operating cash flow, in our opinion, is attributed to increases in net income, accounts payable and deferred income.

Working capital

As of December 31, 2019 and September 30, 2019, we had working capital of $15,555,951 and $15,318,405, respectively. The increase in working capital, in our opinion, is attributed to decreases in accounts payable and deferred income.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $198,825 and $214,513 for the three months ended December 31, 2019 and 2018, respectively.

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

Impact of COVID-19

For the three months ended December 31, 2019, we recorded negative growth compared to the same period of the last year. The slowdown in sales was mainly due to a hike in sales tax rate in Japan since October 2019. Despite revenue decreased, as a result of the Company’s cost cutting efforts, operating income and net income increased for the three months ended December 31, 2019.

However, since the beginning of 2020, the coronavirus disease (“Covid-19”) which first broke out in China, has spread to most countries across the globe including Japan. In April 2020, Japan declared a state of emergency to curb the spread of Covid-19. The economy rapidly declined due to limited economic activity caused by the outbreak of Covid-19. In response to the COVID-19 pandemic and the government’s request for self-restraint, the Company implemented some measures to prevent infection including shortening business hours and restricting movements of employees. Our Force Club Members’ activities, which is our main sales resources, have also been limited due to travel restrictions and social distance rules implemented nationwide and globally. Under such situation, it is expected that the operating results for 2020 will be adversely affected.

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

As of December 31, 2019, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, lack of an audit committee, and lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC requirement. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

For the three months ended December 31, 2019, the Company did not settle any legal cases. From December 31, 2019 to the filing date, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of the filing date, the Company had 25 pending legal cases, claiming a damage of approximately JPY165.7 million (approximately $1.5 million) under the same nature. Our legal counsel estimated a probable settlement of 24 of these cases with total settlement amount of approximately JPY44.1 million (approximately $406,000) with one pending legal case unable to estimate the likelihood of the loss with original claim of approximately JPY25.1million ($231,000). The Company has contingency liability in an amount of $431,185 and $409,428 as of December 31, 2019 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the three months ended December 31, 2019.

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

On September 26, 2018, Force Internationale Limited, a Cayman Island limited company ("Force Internationale") entered into a Share Purchase Agreement with its wholly-owned subsidiary, e-Learning Laboratory Co., Ltd., a Japan corporation ("e-Learning") which, at the time, owned 74.5% of the Company. Under this Share Purchase Agreement, e-Learning transferred its 74.5% equity interest in the Company (14,894,000 shares of common stock of Exceed World, Inc.) to Force Internationale. As consideration for this transfer, Force Internationale paid $26,000.00 to e-Learning. Immediately thereafter, the Company entered into a Share Purchase Agreement with Force Internationale to acquire 100% of Force International Holdings Limited, a Hong Kong limited company ("Force Holdings"), which is the 100% beneficial owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale. The result of these transactions is that Force Internationale became an 84.4% owner of the Company, the Company (a 100% owner of Force Holdings), became 100% beneficial owner of e-Learning. Prior to the Share Purchase Agreements, Force Internationale, through its subsidiaries, was an indirect owner of 74.5% of the Company and subsequent to the Share Purchase Agreements, Force Internationale is a direct beneficial owner of 84.4% of the Company. The Share Purchase Agreements were approved by the board of directors of each of the Company, Force Internationale, Force Holdings, and e-Learning. Copies of the Share Purchase Agreements are included as Exhibit 2.1 and Exhibit 2.2 to the Form 8-K filed on October 2, 2018 and is hereby incorporated by reference.

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

Dated: May 21, 2020