Form 10-Q
period 2020-03-31
Exceed World, Inc.
filed 2020-06-25
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 25, 2020, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,117,857	$20,198,362
Marketable securities	766,617	1,156,108
Accounts receivable	2,234	2,344
Short-term loan receivable	278,992	-
Prepaid expenses	1,175,751	865,274
Inventories	520,226	626,142
Due from related party	92,997	92,524
Other current assets	257,080	453,291
TOTAL CURRENT ASSETS	20,211,754	23,394,045

Non-current Assets
Property, plant and equipment, net	743,382	792,452
Software, net	719,787	1,051,398
Operating lease right-of-use assets	450,204	-
Other intangible assets, net	177,265	176,897
Long-term prepaid expenses	82,764	84,968
Deferred tax assets	291,765	134,936
Long-term loan receivable from related party	233,315	232,128
Insurance funds	109,060	91,161
TOTAL NON-CURRENT ASSETS	2,807,542	2,563,940

TOTAL ASSETS	$23,019,296	$25,957,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$955,952	$1,226,111
Accrued expenses and other payables	457,228	565,506
Contingency liability	455,789	409,428
Income tax payable	-	287,301
Deferred income	1,240,173	3,267,399
Finance lease obligations, current	26,388	28,683
Operating lease liabilities, current	302,836	-
Due to related parties	837,560	814,153
Due to director	741,157	741,133
Other current liabilities	871,434	735,926
TOTAL CURRENT LIABILITIES	5,888,517	8,075,640

Non-current Liabilities
Finance lease obligations, non-current	81,301	98,964
Operating lease liabilities, non-current	107,603	-
TOTAL NON-CURRENT LIABILITIES	188,904	98,964

TOTAL LIABILITIES	6,077,421	8,174,604

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2020 and September 30, 2019)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019)	3,270	3,270
Additional paid-in capital	261,516	261,516
Accumulated earnings	15,834,037	16,764,282
Accumulated other comprehensive income	843,052	754,313
TOTAL SHAREHOLDERS' EQUITY	16,941,875	17,783,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,019,296	$25,957,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
		(Restated)		(Restated)
Revenues	$5,345,918	$5,908,517	$11,178,526	$13,800,681
Cost of revenues	3,043,386	3,050,728	5,863,270	7,547,419
Gross profit	2,302,532	2,857,789	5,315,256	6,253,262

OPERATING EXPENSES
Selling and distribution expenses	423,895	424,407	622,720	638,920
Administrative expenses	3,038,048	2,587,188	5,327,520	5,735,325
Total operating expenses	3,461,943	3,011,595	5,950,240	6,374,245

Loss from operations	(1,159,411)	(153,806)	(634,984)	(120,983)

Other income (expense)
Other income	16,494	50,902	19,889	78,195
Other expenses	(53,949)	-	(77,683)	-
Change in fair value of marketable securities	(604,354)	181,677	(390,645)	(168,383)
Interest expenses	(525)	(378)	(1,081)	(757)
Total other income (expense)	(642,334)	232,201	(449,520)	(90,945)

Net income (loss) before tax	(1,801,745)	78,395	(1,084,504)	(211,928)
Income tax expense (credit)	(381,747)	86,583	(154,259)	153,082
NET LOSS	$(1,419,998)	$(8,188)	$(930,245)	$(365,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	181,547	(201,978)	88,739	476,866

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,238,451)	$(210,166)	$(841,506)	$111,856

Loss per common share
Basic	$(0.04)	$(0.00)	$(0.03)	$(0.01)
Diluted	$(0.04)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	ACCUMULATED OTHER	RETAINED
	COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)		TOTAL

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Disposal of subsidiary	-	-	162,076	-	-	162,076

Net loss (Restated)	-	-	-	-	(356,822)	(356,822)

Foreign currency translation (Restated)	-	-	-	678,844	-	678,844

Balance – December 31, 2018 (Restated)	32,700,000	$3,270	$261,516	$506,856	$16,539,477	$17,311,119

Net loss (Restated)	-	-	-	-	(8,188)	(8,188)

Foreign currency translation (Restated)	-	-	-	(201,978)	-	(201,978)

Balance – March 31, 2019 (Restated)	32,700,000	$3,270	$261,516	$304,878	$16,531,289	$17,100,953

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

Net income	-	-	-	-	489,753	489,753

Foreign currency translation	-	-	-	(92,808)	-	(92,808)

Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326

Net loss	-	-	-	-	(1,419,998)	(1,419,998)

Foreign currency translation	-	-	-	181,547	-	181,547

Balance – March 31, 2020	32,700,000	$3,270	$261,516	$843,052	$15,834,037	$16,941,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(930,245)	$(365,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,790	519,415
Change in fair value of marketable securities	390,645	168,383
Loss on company owned life insurance policies	52,885	-
Noncash lease expense	246,152	-
Deferred tax assets	(154,259)	-
Changes in operating assets and liabilities:
Accounts receivable	121	302
Income tax recoverable	-	339,594
Prepaid expenses	(345,511)	(426,951)
Inventories	107,805	(330,118)
Other current assets	196,053	(78,916)
Long-term prepaid expenses	2,602	-
Accounts payable	(273,104)	(3,648,669)
Accrued expenses and other payables	19,036	(178,422)
Income tax payable	(285,295)	-
Deferred income	(1,322,875)	413,584
Operating lease liabilities	(242,293)	-
Other current liabilities	(522,523)	-
Net cash used in operating activities	(2,672,016)	(3,586,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to third party	(275,964)	-
Purchase of property, plant and equipment	(2,760)	(139,207)
Purchase of intangible assets	-	(24,578)
Purchase of company-owned life insurance policies	(70,191)	-
Disposal of a subsidiary, net of cash disposed of	-	(79,875)
Proceeds from sale of securities	-	86,623
Net cash used in investing activities	(348,915)	(157,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(20,362)	-
Proceeds from related parties	-	5,366
Repayment to related parties and director	(105,209)	-
Net cash provided by (used in) financing activities	(125,571)	5,366

Net effect of exchange rate changes on cash	65,997	639,459

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of period	20,198,362	22,737,755
Net decrease in cash	(3,080,505)	(3,099,020)
Cash and cash equivalents - end of period	$17,117,857	$19,638,735

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$128,550	$282,814
Liabilities assumed in connection with purchase of intangible assets	$-	$20,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,081	$-
Income taxes paid	$285,636	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

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

As of March 31, 2020, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, write-down in value of inventory, sales allowance, useful lives and impairment of long-lived assets, and legal contingencies. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of March 31, 2020 and for the six months then ended. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2020	March 31, 2019
Current JPY: US$1 exchange rate	107.53	110.84
Average JPY: US$1 exchange rate	108.84	111.84

Current HK$: US$1 exchange rate	7.80	7.85
Average HK$: US$1 exchange rate	7.80	7.83

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2020. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

The Company's chief operating decision make reviews results analyzed by customers and the analysis is only presented at the revenue level with no allocation of direct or indirect costs. The Company determines that it has only one operating segment. Consequently, the Company does not disaggregate revenue recognized from contracts with customers.

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2020 and September 30, 2019, the Company's deferred income was $1,240,173 and $3,267,399, respectively. During the six months ended March 31, 2020, the Company recognized $3,267,399 of deferred income in the opening balance.

The Company does not have any contract asset.

LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (together with all amendments subsequently issued thereto, “ASC Topic 842”). Under ASC 842, lessees will be required to recognize all qualified operating leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard was effective for the Company beginning October 1, 2019, with early adoption permitted. The Company adopted the standard on October 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

The primary impact of applying ASC Topic 842 is the initial recognition of approximately $652,000 of lease liabilities and corresponding right-of-use assets of approximately $696,000 on the Company’s consolidated balance sheet as of October 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangements. There is no cumulative effect to retained earnings or other components of equity recognized as of October 1, 2019 and the adoption of this standard did not have a material impact on the presentation of the Company’s consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows of the Company. The Company’s accounting treatment for its finance leases remains unchanged.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 will be effective for the Company beginning on October 1, 2020. The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2020 and September 30, 2019, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of March 31, 2020	$766,617	-	-	766,617
As of September 30, 2019	$1,156,108	-	-	1,156,108

NOTE 4 - INCOME TAXES

For the six months ended March 31, 2020 and 2019, the Company had income tax credit in the amount of $154,259 and income tax expense in the amount of $153,082, respectively. Effective tax rate was 14.22% and (72.23%) for the six months ended March 31, 2020 and 2019, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2019	21.42%	23.20%	33.80%
2020	21.42%	23.20%	33.80%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2020 and 2019, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2020 and September 30, 2019, the Company’s due to related parties and directors are as follows:

	March 31, 2020	September 30, 2019
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,157	$741,133
Total due to director	$741,157	$741,133

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	656,305	633,578
School TV Co., Ltd., a wholly-owned subsidiary of Force Internationale	133,620	132,940
Total due to related parties	$837,560	$814,153

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the six months ended March 31, 2020 and 2019.

Due from related party

As of March 31, 2020 and September 30, 2019, the Company had a long-term loan of $233,315 and $232,128, respectively, due from School TV. The loan is unsecured, bears a 1% per annum interest, and is due on May 24, 2023.

As of March 31, 2020 and September 30, 2019, the Company had a short-term loan of $92,997 and $92,524, respectively, due from School TV included in due from related party. The loan is unsecured, due on demand, and bears a 1% interest per annum.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $276,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by common shares of CAI, bears an annual interest rate of 2% and matures on May 14, 2020. The loan principal and interests were collected in full by the Company on May 12, 2020.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2020	September 30, 2019
Building	$245,087	$243,840
Leasehold improvement	57,509	57,217
Equipment	1,079,341	1,086,546
Vehicles	64,285	68,930
	1,446,222	1,456,533

Accumulated depreciation	(702,840)	(664,081)

Total net book value	$743,382	$792,452

The aggregate depreciation expense of property, plant and equipment was $55,069 and $35,540 for the six months ended March 31, 2020 and 2019, respectively.

NOTE 8 – SOFTWARE

The book value of the Company’s software as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020	September 30, 2019
Software	$3,937,960	$3,917,921
Accumulated amortization	(3,218,173)	(2,866,523)
	719,787	1,051,398

The aggregate amortization expense related to the software was $332,932 and $483,875 for the six months ended March 31, 2020 and 2019, respectively, included in cost of revenues.

NOTE 9 – COMMITMENTS

As of March 31, 2020, the Company has three finance leases of equipment and vehicle with a gross value of $86,686 and $64,285, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the six months ended March 31,
2020

Operating lease cost	$251,153
Short term lease cost	1,757
Finance lease cost:
Amortization of right-of-use asset	14,915
Interest on lease liability	1,081
Total finance lease cost	15,996
Total lease cost	$268,906

The following table presents the Company’s supplemental information related operating and finance leases:

For the six months ended March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$1,081
Operating cash flows from operating lease	$247,294
Financing cash flows from finance lease	$20,362

Weighted Average Remaining Lease Term
Operating leases	1.57 years
Finance leases	3.35 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	1.87%

The future maturity of lease liabilities as of March 31, 2020 are as follows:

Year ending September 30	Finance lease	Operating lease
2020 (remaining)	$14,102	$184,906
2021	28,204	162,997
2022	40,445	68,625
2023	18,201	-
2024	10,618	-
Thereafter	-	-
Total	$111,570	$416,528
Less imputed interest	(3,881)	(6,089)
Total lease obligation	107,689	410,439
Less current portion	(26,388)	(302,836)
Non-current lease obligation	$81,301	$107,603

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

For the six months ended March 31, 2020, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of the filing date, the Company had 26 pending legal cases, claiming a damage of approximately JPY177.8 million (approximately $1.7 million) under the same nature. Our legal counsel estimated a probable settlement of 25 of these cases with total settlement amount of approximately JPY49.0 million (approximately $456,000). The Company was unable to estimate the likelihood of the loss of one pending legal case with original claim of approximately JPY25.1million (approximately $231,000). The Company has contingency liability in the amount of $455,789 and $409,428 as of March 31, 2020 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the six months ended March 31, 2020.

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

Business Information

As of March 31, 2020, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2020 and September 30, 2019, we had cash and cash equivalents in the amount of $17,117,857 and $20,198,362, respectively. The decrease in cash is attributed to decrease of deferred income and accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $5,345,918 for the three months ended March 31, 2020 as opposed to $5,908,517 for the three months ended March 31, 2019. We recorded revenue of $11,178,526 for the six months ended March 31, 2020 as opposed to $13,800,681 for the six months ended March 31, 2019.The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members.

Net Loss

We recorded net loss of $1,419,998 for the three months ended March 31, 2020 as opposed to $8,188 for the three months ended March 31, 2019. We recorded net loss of $930,245 for the six months ended March 31, 2020 as opposed to $365,010 for the six months ended March 31, 2019. The increase in net loss is attributed to a decrease in revenues.

Cash flow

For the six months ended March 31, 2020 and 2019, we had negative cash flows from operations in the amount of $2,672,016 and $3,586,808, respectively. The decrease in negative operating cash flow, in our opinion, is attributed to the decrease in negative changes in accounts payable.

Working capital

As of March 31, 2020 and September 30, 2019, we had working capital of $14,323,237 and $15,318,405, respectively. The decrease in working capital, in our opinion, is attributed to decreases in Cash and cash equivalents.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $423,895 and $424,407 for the three months ended March 31, 2020 and 2019, respectively. For the six months ended March 31, 2020 and March 31, 2019, advertising expenses were $622,720 and $638,920.

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

Impact of COVID-19

In the second quarter of the Company’s financial year of 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. Especially since February 2020, the economy has rapidly declined due to limited economic activity caused by COVID-19. The Company implemented some measures to prevent infection including shortening business hours and restricting movements of employees. Our Force Club Members’ activities, which is our main sales resources, have also been limited due to travel restrictions and social distance rules implemented nationwide and globally. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

As of March 31, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended March 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

For the six months ended March 31, 2020, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of the filing date, the Company had 26 pending legal cases, claiming a damage of approximately JPY177.8 million (approximately $1.7 million) under the same nature. Our legal counsel estimated a probable settlement of 25 of these cases with total settlement amount of approximately JPY49.0 million (approximately $456,000). The Company was unable to estimate the likelihood of the loss of one pending legal case with original claim of approximately JPY25.1million (approximately $231,000). The Company has contingency liability in the amount of $455,789 and $409,428 as of March 31, 2020 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the six months ended March 31, 2020.

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

Dated: June 25, 2020