Form 10-Q
period 2020-06-30
Exceed World, Inc.
filed 2020-08-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2020, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,259,997	$20,198,362
Marketable securities	1,094,653	1,156,108
Accounts receivable	65,936	2,344
Prepaid expenses	105,344	865,274
Inventories	1,380,254	626,142
Due from related party	92,661	92,524
Other current assets	525,182	453,291
TOTAL CURRENT ASSETS	19,524,027	23,394,045

Non-current Assets
Property, plant and equipment, net	695,091	792,452
Software, net	1,387,817	1,051,398
Operating lease right-of-use assets	340,609	-
Other intangible assets, net	176,625	176,897
Long-term prepaid expenses	59,461	84,968
Deferred tax assets	236,225	134,936
Long-term loan receivable from related party	232,472	232,128
Insurance funds	115,134	91,161
TOTAL NON-CURRENT ASSETS	3,243,434	2,563,940

TOTAL ASSETS	$22,767,461	$25,957,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$571,408	$1,226,111
Accrued expenses and other payables	492,413	565,506
Contingency liability	572,378	409,428
Income tax payable	-	287,301
Deferred income	1,978,007	3,267,399
Finance lease obligations, current	38,788	28,683
Operating lease liabilities, current	221,142	-
Due to related parties	870,577	814,153
Due to director	741,140	741,133
Other current liabilities	744,038	735,926
TOTAL CURRENT LIABILITIES	6,229,891	8,075,640

Non-current Liabilities
Finance lease obligations, non-current	127,102	98,964
Operating lease liabilities, non-current	84,432	-
TOTAL NON-CURRENT LIABILITIES	211,534	98,964

TOTAL LIABILITIES	6,441,425	8,174,604

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2020 and September 30, 2019)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of June 30, 2020 and September 30, 2019)	3,270	3,270
Additional paid-in capital	261,516	261,516
Accumulated earnings	15,284,322	16,764,282
Accumulated other comprehensive income	776,928	754,313
TOTAL SHAREHOLDERS' EQUITY	16,326,036	17,783,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,767,461	$25,957,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$3,908,965	$8,101,607	$15,087,491	$21,902,288
Cost of revenues	1,920,974	4,054,151	7,784,244	11,605,310
Gross profit	1,987,991	4,047,456	7,303,247	10,296,978

OPERATING EXPENSE
Selling and distribution expenses	175,718	783,576	798,438	1,422,496
Administrative expenses	2,453,530	1,952,900	7,781,050	7,684,485
Total operating expenses	2,629,248	2,736,476	8,579,488	9,106,981

Income (loss) from operations	(641,257)	1,310,980	(1,276,241)	1,189,997

Other income (expense)
Other income	53,160	805,581	73,049	883,019
Other expenses	(235,163)	(50,674)	(312,846)	(107,261)
Change in fair value of marketable securities	327,756	341,412	(62,889)	230,373
Interest expenses	(593)	(378)	(1,674)	(1,135)
Total other income (expense)	145,160	1,095,941	(304,360)	1,004,996

Net income (loss) before tax	(496,097)	2,406,921	(1,580,601)	2,194,993
Income tax expense (credit)	53,618	513,190	(100,641)	666,272
NET INCOME (LOSS)	$(549,715)	$1,893,731	$(1,479,960)	$1,528,721

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(549,715)	$1,893,731	$(1,479,960)	$1,528,721
Other comprehensive income (loss)
Foreign currency translation adjustment	(66,124)	492,360	22,615	969,226

TOTAL COMPREHENSIVE INCOME (LOSS)	$(615,839)	$2,386,091	$(1,457,345)	$2,497,947

Income (loss) per common share
Basic	$(0.02)	$0.06	$(0.05)	$0.05
Diluted	$(0.02)	$0.06	$(0.05)	$0.05

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	OTHER	RETAINED
	COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)		TOTAL

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Disposal of subsidiary	-	-	162,076	-	-	162,076
Net loss (Restated)	-	-	-	-	(356,822)	(356,822)
Foreign currency translation (Restated)	-	-	-	678,844	-	678,844
Balance – December 31, 2018 (Restated)	32,700,000	$3,270	$261,516	$506,856	$16,539,477	$17,311,119

Net loss (Restated)	-	-	-	-	(8,188)	(8,188)
Foreign currency translation (Restated)	-	-	-	(201,978)	-	(201,978)
Balance – March 31, 2019 (Restated)	32,700,000	$3,270	$261,516	$304,878	$16,531,289	$17,100,953

Net income	-	-	-	-	1,893,731	1,893,731
Foreign currency translation	-	-	-	492,360	-	492,360
Balance – June 30, 2019	32,700,000	$3,270	$261,516	$797,238	$18,425,020	$19,487,044

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

Net income	-	-	-	-	489,753	489,753
Foreign currency translation	-	-	-	(92,808)	-	(92,808)
Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326

Net loss	-	-	-	-	(1,419,998)	(1,419,998)
Foreign currency translation	-	-	-	181,547	-	181,547
Balance – March 31, 2020	32,700,000	$3,270	$261,516	$843,052	$15,834,037	$16,941,875

Net loss	-	-	-	-	(549,715)	(549,715)
Foreign currency translation	-	-	-	(66,124)	-	(66,124)
Balance – June 30, 2020	32,700,000	$3,270	$261,516	$776,928	$15,284,322	$16,326,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,479,960)	$1,528,721
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	609,302	775,125
Loss on disposal of property, plant and equipment	87,498	-
Change in fair value of marketable securities	62,889	(1,570,044)
Loss on company owned life insurance policies	75,058	-
Noncash lease expense	354,641	-
Deferred tax assets	(100,641)	-
Changes in operating assets and liabilities:
Accounts receivable	(63,306)	275
Income tax recoverable	-	446,329
Prepaid expense	116,737	(608,046)
Inventories	(749,848)	(518,952)
Other current assets	(71,456)	(86,109)
Long-term prepaid expenses	25,522	(22,010)
Accounts payable	(653,614)	(4,201,387)
Accrued expenses and other payables	87,841	(112,842)
Income tax payable	(286,453)	664,379
Deferred income	(547,762)	(4,345,918)
Operating lease liabilities	(346,200)	-
Other current liabilities	(571,421)	-
Net cash used in operating activities	(3,451,173)	(8,050,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,703)	(103,111)
Collection of short-term loan receivable	276,753	405,515
Loan made to third party	(275,964)	-
Purchase of intangible assets	(254,843)	(80,396)
Purchase of company-owned life insurance policies	(98,789)	-
Proceeds from surrender of company-owned life insurance policies	-	1,448,067
Disposal of a subsidiary	-	(79,875)
Proceeds from sale of securities	-	89,159
Net cash provided by (used in) investing activities	(365,546)	1,679,359

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(28,239)	(6,894)
Proceeds from related parties	-	185,481
Repayment to related parties and director	(105,209)	(49,066)
Net cash provided by (used in) financing activities	(133,448)	129,521

Net effect of exchange rate changes on cash	11,802	927,017

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of year	20,198,362	22,737,755
Net decrease in cash	(3,938,365)	(5,314,582)
Cash and cash equivalents - end of year	$16,259,997	$17,423,173

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$162,050	$307,734
Equipment obtained in connection with capital lease	$66,125	$-
Intangible assets transferred from prepaid expenses	$600,445	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,674	$-
Income taxes paid	$424,640	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

As of June 30, 2020, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2020	June 30, 2019
Current JPY: US$1 exchange rate	107.92	107.88
Average JPY: US$1 exchange rate	108.40	110.97

Current HK$: US$1 exchange rate	7.80	7.81
Average HK$: US$1 exchange rate	7.80	7.84

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2020. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2020 and September 30, 2019, the Company's deferred income was $1,978,007 and $3,267,399, respectively. During the nine months ended June 30, 2020, the Company recognized $3,267,399 of deferred income in the opening balance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 will be effective for the Company beginning on October 1, 2023. The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2020 and September 30, 2019, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of June 30, 2020	$1,094,653	-	-	1,094,653
As of September 30, 2019	$1,156,108	-	-	1,156,108

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2020 and 2019, the Company had income tax credit in the amount of $100,641 and income tax expense in the amount of $666,272, respectively. Effective tax rate was 6.37% and 30.35% for the nine months ended June 30, 2020 and 2019, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended June 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2019	21.42%	23.20%	33.80%
2020	21.42%	23.20%	33.80%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2020 and 2019, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2020 and September 30, 2019, the Company’s due to related parties and directors are as follows:

	June 30, 2020	September 30, 2019
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,140	$741,133
Total due to director	$741,140	$741,133

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	689,805	633,578
School TV Co., Ltd., a wholly-owned subsidiary of Force Internationale	133,137	132,940
Total due to related parties	$870,577	$814,153

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2020 and 2019.

Due from related party

As of June 30, 2020 and September 30, 2019, the Company had a long-term loan of $232,472 and $232,128, respectively, due from School TV. The loan is unsecured, bears a 1% per annum interest, and is due on May 24, 2023.

As of June 30, 2020 and September 30, 2019, the Company had a short-term loan of $92,661 and $92,524, respectively, due from School TV included in due from related party. The loan is unsecured, due on demand, and bears a 1% interest per annum.

NOTE 6 – SHORT-TERM LOAN RECEIVABLE

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $276,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by common shares of CAI, bears an annual interest rate of 2% and matures on May 14, 2020. The loan principal and interests were collected in full by the Company on May 12, 2020.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2020	September 30, 2019
Building	$244,202	$243,840
Leasehold improvement	57,301	57,217
Equipment	1,009,782	1,086,546
Vehicles	112,917	68,930
	1,424,202	1,456,533

Accumulated depreciation	(729,111)	(664,081)

Total net book value	$695,091	$792,452

The aggregate depreciation expense of property, plant and equipment was $89,173 and $66,763 for the nine months ended June 30, 2020 and 2019, respectively.

NOTE 8 – SOFTWARE

The book value of the Company’s software as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020	September 30, 2019
Software	$4,402,204	$3,917,921
Accumulated amortization	(3,014,387)	(2,866,523)
	1,387,817	1,051,398

The aggregate amortization expense related to the software was $519,252 and $708,362 for the nine months ended June 30, 2020 and 2019, respectively, included in cost of revenues.

NOTE 9 – COMMITMENTS

As of June 30, 2020, the Company has five total finance leases comprised of equipment and vehicle leases with a gross value of $103,928 and $112,917, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the nine months ended June 30,
2020

Operating lease cost	$361,377
Short term lease cost	3,963
Finance lease cost:
Amortization of right-of-use asset	24,738
Interest on lease liability	1,674
Total finance lease cost	26,412
Total lease cost	$391,752

The following table presents the Company’s supplemental information related operating and finance leases:

For the nine months ended June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$1,674
Operating cash flows from operating lease	$352,396
Financing cash flows from finance lease	$28,239

Weighted Average Remaining Lease Term
Operating leases	1.54 years
Finance leases	3.23 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	2.76%

The future maturity of lease liabilities as of June 30, 2020 are as follows:

Year ending September 30	Finance lease	Operating lease
2020 (remaining)	$10,725	$118,088
2021	42,901	162,408
2022	55,098	68,377
2023	49,906	-
2024	14,249	-
Thereafter	2,140	-
Total	$175,018	$348,873
Less imputed interest	(9,128)	(43,299)
Total lease obligation	165,890	305,574
Less current portion	(38,788)	(221,142)
Long-term lease obligation	$127,102	$84,432

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

For the nine months ended June 30, 2020, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of August 19, 2020, the filing date of this 10-Q report, the Company had 28 pending legal cases, claiming a damage of approximately JPY209.8 million (approximately $1.9 million) under the same nature. Our legal counsel estimated a probable settlement of 27 of these cases with total settlement amount of approximately JPY61.8 million (approximately $572,000). The Company was unable to estimate the likelihood of the loss of one pending legal case with original claim of approximately JPY25.1million (approximately $231,000). The Company has contingency liability in the amount of $572,378 and $409,428 as of June 30, 2020 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the nine months ended June 30, 2020.

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

Business Information

As of June 30, 2020, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2020 and September 30, 2019, we had cash and cash equivalents in the amount of $ 16,259,997 and $20,198,362, respectively. The decrease in cash is attributed to decrease of deferred income and accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $3,908,965 for the three months ended June 30, 2020 as opposed to $8,101,607 for the three months ended June 30, 2019. We recorded revenue of $15,087,491 for the nine months ended June 30, 2020 as opposed to $21,902,288 for the nine months ended June 30, 2019.The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members.

Net Loss

We recorded net loss of $549,715 for the three months ended June 30, 2020 as opposed to net income of $1,893,731 for the three months ended June 30, 2019. We recorded net loss of $1,479,960 for the nine months ended June 30, 2020 as opposed to net income of $1,528,721 for the nine months ended June 30, 2019. The increase in net loss is attributed to a decrease in revenues.

Cash flow

For the nine months ended June 30, 2020 and 2019, we had negative cash flows from operations in the amount of $3,451,173 and $8,050,479, respectively. The decrease in negative operating cash flow, in our opinion, is attributed to the decrease in negative changes in accounts payable.

Working capital

As of June 30, 2020 and September 30, 2019, we had working capital of $13,294,136 and $15,318,405, respectively. The decrease in working capital, in our opinion, is attributed to decreases in Cash and cash equivalents.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $175,718 and $783,576 for the three months ended June 30, 2020 and 2019, respectively. For the nine months ended June 30, 2020 and June 30, 2019, advertising expenses were $798,438 and $1,422,496.

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

As of June 30, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended June 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

For the nine months ended June 30, 2020, the Company has settled one case related to the cancellation of contracts with the amount of approximately JPY2.7 million (approximately $25,000), which has already been recorded in the net loss for the year ended September 30, 2019. As of August 19, 2020, the filling date of this 10-Q report, the Company had 28 pending legal cases, claiming a damage of approximately 209.8 million (approximately $1.9 million) under the same nature. Our legal counsel estimated a probable settlement of 27 of these cases with total settlement amount of approximately JPY61.8 million (approximately $572,000). The Company was unable to estimate the likelihood of the loss of one pending legal case with original claim of approximately JPY25.1million (approximately $231,000). The Company has contingency liability in the amount of $572,378 and $409,428 as of June 30, 2020 and September 30, 2019, respectively. The change in the estimate was recorded in earnings during the nine months ended June 30, 2020.

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

Dated: August 19, 2020