Form 10-K
period 2020-09-30
Exceed World, Inc.
filed 2021-01-13
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2020

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

[  ] Yes [X] No

As of March 31, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,176,060 based on a market price per share of $0.51.

As of January 13, 2021, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

Currently, the number of the employees of the Company is 38.

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

No.	Content Name	Target	Compatible Devices	Release Date
1	ENGLISH MONSTERS	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet
2	Romantic English Conversation - London Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
3	Romantic English Conversation - College Life Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
4	ENGLISH MONSTERS AR	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet
5	The Blue Danube	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
6	The Nutcracker	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
7	Peter & the Wolf	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
8	The Four Seasons	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
9	The Carnival of the Animals	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
10	Play A,B,C on the Keyboard	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
11	Say Hello to English Words!	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
12	Force Paint	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
13	Force Musician	Infants	iOS smartphone / tablet	2012
14	Sign Language Course	Adult	PC	2014
15	University Entrance Exam Preparation Course	High school student /	PC	2008
		Those who prepare for entrance exam	Android smartphone / tablet	2014
16	High School Student-oriented e-learning	High school student	PC	2009
			Android smartphone / tablet	2014
17	Folstar	Adult	Feature Phone	2008
18	Qualification Attainment Strategies Course	Adult	iOS smartphone / tablet	2015
			Android smartphone / tablet
19	School TV	Primary school student / Middle school student	PC	2015
			iOS smartphone / tablet
			Android smartphone / tablet
20	English Monsters app	Main: High school student / College student	iOS smartphone / tablet	2015
		(However, primary school student, middle school student, and adults are also included as targets.)
21	ForceMart	Force Club Members	PC	2017
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

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 10,101 as of the date of this report.

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

In addition to e-learning business, the Company has also been engaged in physical school business. Currently, we open “ixi Robot School” which provides robot programming training to children and “Kodomo Mirai Career” Which children can learn the social structure.

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is thirty-eight. All thirty-eight employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

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

Work space	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2021
($6,811)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	April 17, 2021
($11,340)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 31, 2022
($5,857)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2023
($17,475)

Item 3. Legal Proceedings.

For the year ended September 30, 2020, the Company has settled two legal cases in total amount of approximately JPY4.7 million (approximately $44,000) related to the cancellation of contracts. From October 1, 2020 to the filing date, the Company has settled three cases under the same nature with an aggregate amount of approximately JPY6.8 million (approximately $65,000). As of the filing date, the Company had 23 pending legal cases, claiming a damage of approximately JPY143.1 million (approximately $1.4 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY53.8 million (approximately $510,000). The Company has recorded JPY 60.6 million (approximately $574,000) as contingency liability as of September 30, 2020 for these pending cases and cases settled in subsequent period.

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

None.

Item 6. Selected Financial Data.

No applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2020 and September 30, 2019, we had cash and cash equivalents in the amount of $19,370,086 and $20,198,362, respectively. The decrease in cash is attributed to decrease of accounts payable and increase of inventories. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $21,019,454 for the year ended September 30, 2020 as opposed to $28,393,548 for the year ended September 30, 2019. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium force club members.

Net loss

We recorded net loss of $962,278 for the year ended September 30, 2020 and net loss of $132,017 for the year ended September 30, 2019. The increase in net loss is attributed to a decrease in revenue from 2019 to 2020.

Cash flow

For the year ended September 30, 2020, we had negative cash flows from operations in the amount of $621,048. For the year ended September 30, 2019, we had negative cash flows from operations in the amount of $4,365,066. The decrease in negative operating cash flow, in our opinion, is attributed to less payments made to settle outstanding accounts payable and collection of revenue proceeds in advance included in deferred income.

Working capital

As of September 30, 2020 and 2019, we had working capital of $14,083,699 and $15,318,405, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,009,721 and $1,908,950 for the years ended September 30, 2020 and 2019, respectively.

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

In addition to e-learning business, the Company has also been engaged in physical school business. Currently, we open “ixi Robot School” which provides robot programming training to children and “Kodomo Mirai Career” Which children can learn the social structure.

Impact of COVID-19

In the Company’s financial year of 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. Especially since February 2020, the economy has rapidly declined due to limited economic activity caused by COVID-19. The Company implemented some measures to prevent infection including shortening business hours and restricting movements of employees. Our Force Club Members’ activities, which is our main sales resources, have also been limited due to travel restrictions and social distance rules implemented nationwide and globally. Consequently, the COVID-19 pandemic has adversely affected the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, and these effects may continue in 2021. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact to future periods cannot be estimated at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Changes in Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

January 13, 2021

-F2-

EXCEED WORLD, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2020	September 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$19,370,086	$20,198,362
Marketable securities	1,123,696	1,156,108
Accounts receivable	68,086	2,344
Income tax recoverable	140,725	-
Prepaid expenses	61,687	865,274
Inventories	1,243,228	626,142
Due from related party	-	92,524
Other current assets	40,553	453,291
TOTAL CURRENT ASSETS	22,048,061	23,394,045

Non-current Assets
Property, plant and equipment, net	629,784	792,452
Software, net	1,267,150	1,051,398
Operating lease right-of-use assets	849,062	-
Other intangible assets, net	174,911	176,897
Long-term prepaid expenses	58,465	84,968
Deferred tax assets	132,239	134,936
Long-term loan receivable from related party	-	232,128
Insurance funds	201,377	91,161
Security deposits	269,367	-
TOTAL NON-CURRENT ASSETS	3,582,355	2,563,940

TOTAL ASSETS	$25,630,416	$25,957,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$823,448	$1,226,111
Accrued expenses and other payables	446,281	565,506
Contingency liability	574,484	409,428
Income tax payable	1,328	287,301
Deferred income	3,571,723	3,267,399
Finance lease obligations, current	30,263	28,683
Operating lease liabilities, current	363,651	-
Due to related parties	761,040	814,153
Due to director	741,248	741,133
Other current liabilities	650,896	735,926
TOTAL CURRENT LIABILITIES	7,964,362	8,075,640

Non-current Liabilities
Finance lease obligations, non-current	97,472	98,964
Operating lease liabilities, non-current	445,443	-
TOTAL NON-CURRENT LIABILITIES	542,915	98,964

TOTAL LIABILITIES	8,507,277	8,174,604

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2020 and 2019)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of September 30, 2020 and 2019)	3,270	3,270
Additional paid-in capital	103,840	261,516
Retained earnings	15,802,004	16,764,282
Accumulated other comprehensive income	1,214,025	754,313
TOTAL SHAREHOLDERS' EQUITY	17,123,139	17,783,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,630,416	$25,957,985

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019

Revenues	$21,019,454	$28,393,548
Cost of revenues	10,535,859	16,105,594
Gross profit	10,483,595	12,287,954

Operating expenses
Selling and distribution expenses	1,009,721	1,908,950
Administrative expenses	10,342,023	10,853,331
Total operating expenses	11,351,744	12,762,281

Loss from operations	(868,149)	(474,327)

Other income (expense)
Other income	321,667	1,270,353
Other expenses	(344,660)	(845,289)
Change in fair value of marketable securities	(59,894)	365,026
Interest expenses	(2,717)	(1,513)
Total other income (expense)	(85,604)	788,577

Net income (loss) before tax	(953,753)	314,250
Income tax expense	8,525	446,267
Net loss	$(962,278)	$(132,017)

Comprehensive income (loss)
Net loss	$(962,278)	$(132,017)
Other comprehensive income
Foreign currency translation adjustment	459,712	926,301

Total comprehensive income (loss)	$(502,566)	$794,284

Loss per common share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			ADDITIONAL	ACCUMULATED
	COMMON STOCK		PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2018 (Restated)	32,700,000	$3,270	$99,440	$(171,988)	$16,896,299	$16,827,021

Disposal of subsidiary	-	-	162,076	-	-	162,076
Net loss	-	-	-	-	(132,017)	(132,017)
Foreign currency translation	-	-	-	926,301	-	926,301
Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

Forgiveness of loans made to a related party	-	-	(157,676)	-	-	(157,676)
Net loss	-	-	-	-	(962,278)	(962,278)
Foreign currency translation	-	-	-	459,712	-	459,712
Balance – September 30, 2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(962,278)	$(132,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786,519	1,482,474
Loss (gain) on disposal of property, plant and equipment	147,448	(8,178)
Change in fair value of marketable securities	59,894	(365,026)
Loss (gain) on company owned life insurance policies	172,665	(1,106,958)
Deferred income taxes	5,928	164,108
Noncash lease expense	463,575	-
Changes in operating assets and liabilities:
Accounts receivable	(64,234)	(2,018)
Income tax recoverable	(137,619)	439,331
Prepaid expenses	162,452	118,102
Inventories	(588,193)	(299,412)
Other current assets	414,684	(182,333)
Long-term prepaid expenses	27,983	(23,241)
Security deposits	(263,421)	-
Accounts payable	(423,681)	(3,513,357)
Accrued expenses and other payables	206,198	539,697
Income tax payable	(286,669)	282,158
Deferred income	217,914	(1,398,006)
Operating lease liabilities	(459,110)	-
Other current liabilities	(101,103)	(360,390)
Net cash used in operating activities	(621,048)	(4,365,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of short-term loan receivable	278,216	408,905
Loan made to third party	(278,216)	-
Purchase of property, plant and equipment	(29,656)	(224,865)
Proceeds from disposal of property, plant and equipment	22,409	8,178
Purchase of intangible assets	(256,190)	(613,812)
Proceeds from sale of securities	-	87,333
Purchase of company-owned life insurance policies	(278,225)	(442,744)
Proceeds from company-owned life insurance policies	-	1,460,173
Collection from related party loans	37,095	-
Disposal of a subsidiary, net of cash disposed of	-	(79,876)
Net cash provided by (used in) investing activities	(504,567)	603,292

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finances lease obligations	(70,590)	(12,113)
Proceeds from related parties	-	185,525
Repayments to related parties and director	(106,068)	(58,723)
Net cash provided by (used in) financing activities	(176,658)	114,689

Net effect of exchange rate changes on cash	473,997	1,107,692

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of year	20,198,362	22,737,755
Net decrease in cash	(828,276)	(2,539,393)
Cash and cash equivalents - end of year	$19,370,086	$20,198,362

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equipment obtained in connection with finance lease	$70,268	$84,675
Liabilities assumed in connection with purchase of intangible asset	$-	$59,714
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$596,487	$-
Intangible assets transferred from prepaid expenses	$600,946	$-
Forgiveness of loans made to a related party	$157,676	$-
Operating expense paid by related parties and director	$185,650	$405,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,705	$-
Income taxes paid	$426,885	$1,908

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to valuation allowance on deferred income tax, write-down in value of inventory, useful lives and impairment of long-lived assets and legal contingencies. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

INVESTMENTS

The Company's investments in marketable securities are accounted for pursuant to ASC 321 and reported at their readily determinable fair values as quoted by market exchanges in the consolidated balance sheets with changes in fair value recognized in earnings.

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

For the year ended September 30, 2020, 26% and 74% of the inventories of educational products were purchased from supplier A and B, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or declining balance method at the following estimated useful life:

Building	47 years on straight-line method
Leasehold improvement	10 years on straight-line method
Equipment	2 to 15 years on declining balance method or straight-line method
Vehicle	6 years on straight-line method

Assets held under finance leases are depreciated over their expected useful lives on the same basis as owned assets.

INTANGIBLE ASSETS

Intangible assets consist of internal use software, membership and land.

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

Membership and land have indefinite useful life, and the balance was $174,911 and $176,897 as of September 30, 2020 and 2019, respectively, included in other intangible assets.

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

-F7-

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2020	September 30, 2019
Current JPY: US$1 exchange rate	105.45	108.08
Average JPY: US$1 exchange rate	107.83	110.05

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the year ended September 30, 2020. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period.

The Company's chief operating decision make reviews results analyzed by customers and the analysis is only presented at the revenue level with no allocation of direct or indirect costs. The Company determines that it has only one operating segment. Consequently, the Company does not disaggregate revenue recognized from contracts with customers. Substantially all of the Company’s revenue was generated in Japan.

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of September 30, 2020 and 2019, the Company's deferred income was $3,571,723 and $3,267,399, respectively. During the year ended September 30, 2020, the Company recognized $3,267,399 of deferred income in the opening balance.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,009,721 and $1,908,950 for the years ended September 30, 2020 and 2019, respectively.

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

The Company does not have any potentially dilutive instruments as of September 30, 2020 and 2019 and, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2020 and 2019.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

-F8-

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, income tax recoverable, inventories, prepaid expense s, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of September 30, 2020 and 2019 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2020 and 2019, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of September 30, 2020	$1,123,696	-	-	1,123,696
As of September 30, 2019	$1,156,108	-	-	1,156,108

NOTE 4 - INCOME TAXES

For the year ended September 30, 2020, the provision of income tax expense was $8,525, consisting of current portion of $2,597 and deferred portion of $5,928.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2019	21.42%	23.20%	33.80%
2020	21.59%	23.40%	34.11%

Open tax years in Japan are five years. As of September 30, 2020, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2015. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	(2.53)%	49.50%
Additional deduction allowed for tax	-	(9.58)%
Deferred tax adjustments	-	59.83%
Effect of valuation allowance on deferred income tax assets	(24.52)%	-
Other adjustments	(7.64)%	8.46%
Total	(0.89)%	$142.01%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2020 and 2019.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2020 and 2019, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Act”), was signed into law on December 22, 2017. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum.

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2020.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of operations and comprehensive income (loss) and estimated tax payments will be made when required by U.S. law.

As of September 30, 2020, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2018. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Accounting for Uncertainty in Income Taxes

The tax authority within the jurisdiction of each of the Company’s subsidiaries conducts periodic and ad hoc tax filing reviews on business enterprises operating within that jurisdiction after those enterprises complete their relevant tax filings. Therefore, the Company’s subsidiaries’ tax filings results are subject to change. It is therefore uncertain as to whether the tax authorities may take different views about the Company’s subsidiaries’ tax filings, which may lead to additional tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2020 and 2019.

NOTE 5 - DEFERRED TAX ASSETS

The Components of deferred tax assets as of September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Marketable securities	$(291,800)	$(304,944)
Insurance funds	84,690	73,551
Software	88,038	157,084
Revenue	56,676	55,296
Expense	194,635	153,949
Net operating loss carryforward	616,366	264,668
Deferred tax assets	748,605	399,604
Valuation allowance	(616,366)	(264,668)
Net deferred tax assets, non-current	$132,239	$134,936

NOTE 6 - RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2020 and 2019, the Company’s due to related parties and directors are as follows:

	September 30, 2020	September 30, 2019
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,133
Total due to director	$741,248	$741,133

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	713,405	633,578
School TV Co., Ltd., a wholly-owned subsidiary of Force Internationale	-	132,940
Total due to related parties	$761,040	$814,153

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2020 and 2019.

Due from a related party

As of September 30, 2019, the Company had a long-term receivable of $232,128 and a short-term receivable of $95,524 from School TV, a related party, formerly a subsidiary of the Company. Both receivables represent loans the Company made to School TV for its operations. During the year ended September 30, 2020, the Company and School TV consented to collect $37,095 from School TV, offset the outstanding payable of $132,940 to School TV as of September 30, 2019, and waive the remaining $157,676 outstanding receivable. As School TV is under common control by the Company’s CEO, the forgiveness of receivable is accounted for as a deduction to the Company’s additional paid-in capital.

-F9-

NOTE 7 – SHORT-TERM LOAN RECEIVABLE

On September 14, 2018, the Company entered into a loan agreement to lend JPY45,000,000 (approximately $396,000) to a third party, Star Gate Investment Holdings Limited. The loan was unsecured with the maturity date on March 31, 2019 and an interest of JPY400,000 (approximately $3,600) per quarter. The loan was collected in full on April 24, 2019.

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $278,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by common shares of CAI, bears an annual interest rate of 2% and matures on May 14, 2020. The loan principal and interests were collected in full by the Company on May 12, 2020.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2020	September 30, 2019
Building	$249,921	$243,840
Leasehold improvement	58,644	57,217
Equipment	1,028,506	1,086,546
Vehicles	50,009	68,930
	1,387,080	1,456,533

Accumulated depreciation	(757,296)	(664,081)

Total net book value	$629,784	$792,452

The aggregate depreciation expense of property, plant and equipment was $132,311 and $108,152 for the years ended September 30, 2020 and 2019, respectively.

NOTE 9 – SOFTWARE

The book value of the Company’s software as of September 30, 2020 and 2019 was as follows:

	September 30, 2020	September 30, 2019
Software	$2,718,887	$3,917,921
Accumulated amortization	(1,451,737)	(2,866,523)
Total net book value	1,267,150	1,051,398

The aggregate amortization expense related to the software was $647,951 and $1,362,342 for the years ended September 30, 2020 and 2019, respectively, included in operating expenses.

The estimated future amortization expense of our software as of September 30, 2020 is as follows:

Year ending September 30	Amount
2021	$436,751
2022	308,271
2023	252,704
2024	181,776
2025	87,648
Thereafter	-
Total	$1,267,150

NOTE 10 – COMMITMENTS

As of September 30, 2020, the Company has four finance leases comprised of equipment and vehicle leases with a gross value of $106,362 and $53,888, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the year ended September 30,
2020

Operating lease cost	$472,500
Short term lease cost	13,210
Finance lease cost:
Amortization of right-of-use assets	30,600
Interest on lease obligations	2,705
Total finance lease cost	33,305
Total lease cost	$519,015

The following table presents the Company’s supplemental information related to operating and finance leases:

For the year ended September 30,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,705
Operating cash flows from operating leases	$486,036
Financing cash flows from finance leases	$70,590

Weighted Average Remaining Lease Term
Operating leases	2.50 years
Finance leases	3.32 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	3.00%

The future maturity of lease liabilities as of September 30, 2020 are as follows:

Year ending September 30	Finance lease	Operating lease
2021	$36,705	$375,023
2022	36,705	278,789
2023	55,811	174,009
2024	15,824	-
2025	2,410	-
Thereafter	-	-
Total	$147,455	$827,821
Less imputed interest	(19,720)	(18,727)
Total lease liabilities	127,735	809,094
Less current portion	(30,263)	(363,651)
Long-term lease liabilities	$97,472	$445,443

NOTE 11 - DISPOSAL OF SUBSIDIARY

On December 6, 2018, School TV, an entity under common control of Force Internationale, was deconsolidated from the Company's consolidated financial statements (see Note 1). The Company recorded an increase in additional paid-in capital of $162,076 at this deconsolidation. This disposal does not constitute a strategic shift of the Company’s operation and business after Reorganization.

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

For the year ended September 30, 2020, the Company has settled two legal cases in total amount of approximately JPY4.7 million (approximately $44,000) related to the cancellation of contracts. From October 1, 2020 to the filing date, the Company has settled three cases under the same nature with an aggregate amount of approximately JPY6.8 million (approximately $65,000). As of the filing date, the Company had 23 pending legal cases, claiming a damage of approximately JPY143.1 million (approximately $1.4 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY53.8 million (approximately $510,000). The Company has recorded JPY 60.6 million (approximately $575,000) as contingency liability as of September 30, 2020 for these pending cases and cases settled in subsequent period.

-F10-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report September 30, 2020 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013.  Based on the assessment, management concluded that, as of September 30, 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise to remediate material weakness in internal control over financial reporting. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Changes in Internal Control

We have hired outside accounting expertise which remediated our material weakness in lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC reporting requirement. There have been no other changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	58	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2020.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended September 30, 2020 and for the year ended September 30, 2019 This in relation to the Company, Exceed World, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2020	1,325,210	0	0	0	0	0	0	1,335,435

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2019	1,290,322	0	0	0	0	0	0	1,290,322

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

For the year ended September 30, 2020 and 2019, e-Learning Laboratory Co., Ltd., paid out $1,102,637 and $1,090,413 respectively, to Mr. Tomoo Yoshida as salary compensation.

For the year ended September 30, 2020 and 2019, e-Commuications Co., Ltd., paid out $222,573 and $199,909, respectively, to Mr. Tomoo Yoshida as salary compensation.

From October 1, 2018 through ended September 30, 2020 School TV Co., Ltd. and Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2020.

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

Due to related parties and directors

As of September 30, 2020 and 2019, the Company’s due to related parties and directors are as follows:

	September 30, 2020	September 30, 2019
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,133
Total due to director	$741,248	$741,133

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	713,405	633,578
School TV Co., Ltd., a wholly-owned subsidiary of Force Internationale	-	132,940
Total due to related parties	$761,040	$814,153

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2020 and 2019.

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

		2020	2019	2018
Audit fees	MaloneBailey, LLP	$140,607	$182,000	$21,081
	Lo and Kwong C.P.A. Company Limited	-	$100,000	$100,000
Audit-related fees	MaloneBailey, LLP	$5,000	$6,607
	Lo and Kwong C.P.A. Company Limited	$8,000	$23,324	$250,000
Tax fees	Anderson Bradshaw PLLC	-	12,100	-
All other fees			-	-
Total		$153,607	$318,309	$371,081

(*) On July 12, 2019, the Company dismissed Lo and Kwong C.P.A. Company Limited and engaged MaloneBailey, LLP, as its new Independent Registered Public Accounting Firm.

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

Dated: January 13, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 13, 2021