Form 10-Q
period 2020-12-31
Exceed World, Inc.
filed 2021-02-22
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 22, 2020, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,540,913	$19,370,086
Marketable securities	632,522	1,123,696
Accounts receivable	136,475	68,086
Income tax recoverable	144,416	140,725
Prepaid expenses	132,652	61,687
Inventories	908,818	1,243,228
Other current assets	4,461	40,553
TOTAL CURRENT ASSETS	22,500,257	22,048,061

Non-current Assets
Property, plant and equipment, net	614,138	629,784
Software, net	1,169,444	1,267,150
Operating lease right-of-use assets	906,140	849,062
Other intangible assets, net	178,110	174,911
Long-term prepaid expenses	59,440	58,465
Deferred tax assets	309,087	132,239
Insurance funds	226,544	201,377
Security deposits	275,133	269,367
TOTAL NON-CURRENT ASSETS	3,738,036	3,582,355

TOTAL ASSETS	$26,238,293	$25,630,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$743,453	$823,448
Accrued expenses and other payables	412,870	446,281
Contingency liability	522,772	574,484
Income tax payable	362,950	1,328
Deferred income	566,494	3,571,723
Finance lease obligations, current	31,130	30,263
Operating lease liabilities, current	426,392	363,651
Due to related parties	848,290	761,040
Due to director	741,350	741,248
Other current liabilities	1,208,281	650,896
TOTAL CURRENT LIABILITIES	5,863,982	7,964,362

Non-current Liabilities
Finance lease obligations, non-current	91,693	97,472
Operating lease liabilities, non-current	438,925	445,443
TOTAL NON-CURRENT LIABILITIES	530,618	542,915

TOTAL LIABILITIES	6,394,600	8,507,277

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2020 and September 30, 2020)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	18,094,097	15,802,004
Accumulated other comprehensive income	1,642,486	1,214,025
TOTAL SHAREHOLDERS' EQUITY	19,843,693	17,123,139

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,238,293	$25,630,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019

Revenues	$10,911,737	$5,832,608
Cost of revenues	5,269,396	2,819,884
Gross profit	5,642,341	3,012,724

OPERATING EXPENSES
Selling and distribution expenses	91,524	198,825
Administrative expenses	2,588,782	2,289,472
Total operating expenses	2,680,306	2,488,297

Income from operations	2,962,035	524,427

Other income (expense)
Other income	29,000	3,395
Other expenses	(1,915)	(23,734)
Change in fair value of marketable securities	(509,308)	213,709
Interest expenses	(957)	(556)
Total other income (expense)	(483,180)	192,814

Net income before tax	2,478,855	717,241
Income tax expense	186,762	227,488
NET INCOME	$2,292,903	$489,753

COMPREHENSIVE INCOME (LOSS)
Net income	$2,292,093	$489,753
Other comprehensive income (loss)
Foreign currency translation adjustment	428,461	(92,808)

TOTAL COMPREHENSIVE INCOME	$2,720,554	$396,945

Income per common share
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381
Net income	-	-	-	-	489,753	489,753
Foreign currency translation	-	-	-	(92,808)	-	(92,808)
Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326
Balance – September 30,2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance – December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,292,093	$489,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	152,728	193,122
Change in fair value of marketable securities	509,308	(213,709)
Loss on company owned life insurance policies	50,217	61,582
Noncash lease expense	116,772	126,804
Deferred income taxes	(172,018)	60,998
Changes in operating assets and liabilities:
Accounts receivable	(66,162)	(404)
Income tax recoverable	(670)	-
Prepaid expenses	(68,849)	41,436
Inventories	356,875	(125,518)
Other current assets	37,382	174,399
Long-term prepaid expenses	267	1,026
Accounts payable	(96,500)	(605,983)
Accrued expenses and other payables	(17,987)	(191,070)
Income tax payable	357,439	(119,145)
Deferred income	(3,046,280)	(1,149,182)
Operating lease liabilities	(116,772)	(126,804)
Other current liabilities	537,638	(481,024)
Net cash provided by (used in) operating activities	825,481	(1,863,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to third party	-	(275,964)
Purchase of property, plant and equipment	-	(2,760)
Purchase of company-owned life insurance policies	(70,834)	(70,191)
Net cash used in investing activities	(70,834)	(348,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(6,609)	(13,938)
Proceeds from related parties	-	(105,209)
Net cash used in financing activities	(6,609)	(119,147)

Net effect of exchange rate changes on cash	422,789	(100,324)

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of period	19,370,086	20,198,362
Net increase (decrease) in cash	1,170,827	(2,432,105)
Cash and cash equivalents - end of period	$20,540,913	$17,766,257

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$155,228	$-
Operating expense paid by related parties on behalf of the Company	$87,250	$8,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$949	$-
Income taxes paid	$2,011	$285,636

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

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

As of December 31, 2020, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2020, included in our Form 10-K.

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) and Hong Kong Dollars (“HK$”) and the United States Dollars (“US$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2020	December 31, 2019
Current JPY: US$1 exchange rate	103.24	108.61
Average JPY: US$1 exchange rate	104.44	108.71

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2020. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

The Company's chief operating decision maker reviews results analyzed by customers and the analysis is only presented at the revenue level with no allocation of direct or indirect costs. The Company determines that it has only one operating segment. Consequently, the Company does not disaggregate revenue recognized from contracts with customers. Substantially all of the Company’s revenue was generated in Japan.

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2020, and September 30, 2020, the Company's deferred income was $566,494 and $3,571,723 respectively. During the three months ended December 31, 2020, the Company recognized $3,571,723 of deferred income in the opening balance.

The Company does not have any contract asset.

OPERATING LEASES

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, lessees are required to recognize all qualified operating leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

The Company elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted ASU 2018-13 effective October 1, 2020 and determined that the adoption had no material impact to its consolidated financial statements.

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, income tax recoverable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of December 31, 2020 and September 30, 2020 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of December 31, 2020	$632,522	-	-	632,522
As of September 30, 2020	$1,123,696	-	-	1,123,696

NOTE 4 - INCOME TAXES

For the three months ended December 31, 2020 and 2019, the Company had income tax expenses of $186,762 and $227,488 respectively. Effective tax rate was 7.53% and 31.72% for the three months ended December 31, 2020 and 2019, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended December 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.42%	23.20%	33.80%
2021	21.42%	23.20%	33.80%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2020 and 2019, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2020, and September 30, 2020, the Company’s due to related parties and directors are as follows:

	December 31, 2020	September 30, 2020
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,350	$741,248
Total due to director	$741,350	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	800,655	713,405
Total due to related parties	$848,290	$761,040

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the three months ended December 31, 2020 and 2019.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2020	September 30, 2020
Building	$255,271	$249,921
Leasehold improvement	59,899	58,644
Equipment	1,055,460	1,028,506
Vehicles	51,080	50,009
	1,421,710	1,387,080

Accumulated depreciation	(807,572)	(757,296)

Total net book value	$614,138	$629,784

The aggregate depreciation expense of property, plant and equipment was $28,793 and $10,727 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 7 – SOFTWARE

The book value of the Company’s software as of December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020	September 30, 2020
Software	$2,767,984	$2,718,887
Accumulated amortization	(1,598,540)	(1,451,737)
	1,169,444	1,267,150

The aggregate amortization expense related to the software was $123,397 and $181,693 for the three months ended December 31, 2020 and 2019, respectively, included in cost of revenues.

NOTE 8 – COMMITMENTS

As of December 31, 2020, the Company had four finance leases of equipment and vehicles with a gross value of approximately $106,000 and $54,000, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the three months ended December 31,
2020

Operating lease cost	$121,062
Short term lease cost	3,447
Finance lease cost:
Amortization of right-of-use asset	7,473
Interest on lease liability	949
Total finance lease cost	8,422
Total lease cost	$132,931

The following table presents the Company’s supplemental information related to operating and finance leases:

For the three months ended December 31,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$949
Operating cash flows from operating lease	$121,062
Financing cash flows from finance lease	$6,609

Weighted Average Remaining Lease Term
Operating leases	2.22 years
Finance leases	3.08 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	3.00%

The future maturity of lease liabilities as of December 31, 2020 are as follows:

Year ending September 30	Finance lease	Operating lease
2021 (remaining)	$28,118	$335,335
2022	37,491	370,189
2023	57,006	177,734
2024	16,163	-
2025	2,461	-
Thereafter	-	-
Total	$141,239	$883,258
Less imputed interest	(18,416)	(17,941)
Total lease liabilities	122,823	865,317
Less current portion	(31,130)	(426,392)
Long-term lease liabilities	$91,693	$438,925

NOTE 9 - CONTINGENCIES

The Company is subject to various claims and legal proceedings in the course of conducting the business related to Force Club Membership and, from time to time, the Company may become involved in additional claims and lawsuits incidental to the businesses. The Company’s legal counsel and management routinely assess the likelihood of adverse judgments and outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.

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

For the three months ended December 31, 2020, the Company has settled three cases related to the cancellation of contracts with the amount of approximately JPY6.8 million (approximately $66,000). From balance sheet date to filing date, the Company settled three cases with the amount of approximately JPY4.0 million (approximately $39,000). As of February 22, 2021, the filing date of this 10-Q report, the Company had 20 pending legal cases, claiming a damage of approximately JPY133.6 million (approximately $1.3million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY50.0 million (approximately $484,000). The Company has recorded contingency liability in the amount of JPY54.0 million (approximately $523,000) for cases settled in subsequent period and pending legal cases as of filing date.

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

Business Information

As of December 31, 2020, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2020, and September 30, 2020, we had cash and cash equivalents in the amount of $20,540,913 and $19,370,086, respectively. The increase in cash is attributed to decrease of inventories, deferred income and accounts payable. These accounts payable were mainly unpaid commissions to Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $10,911,737 for the three months ended December 31, 2020 as opposed to $5,832,608 for the three months ended December 31, 2019. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of premium Force Club members.

Net Income

We recorded net income of $2,292,093 for the three months ended December 31, 2020 as opposed to net income of $489,753 for the three months ended December 31, 2019. The increase in net income is attributed to an increase in revenues.

Cash flow

For the three months ended December 31, 2020 we had cash flows from operations in the amount of $825,481. For the three months ended December 31, 2019, we had negative cash flows from operations in the amount of $1,863,719. The increase in operating cash flow, in our opinion, is attributed to increase in net income and less payments made to settle account payable.

Working capital

As of December 31, 2020, and September 30, 2020, we had working capital of $16,636,275 and $14,083,699, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $91,524 and $198,825 for the three months ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

For the three months ended December 31, 2020, the Company has settled three cases related to the cancellation of contracts with the amount of approximately JPY6.8 million (approximately $66,000). From balance sheet date to filing date, the Company settled three cases with the amount of approximately JPY4.0 million (approximately $39,000). As of February 22, 2021, the filing date of this 10-Q report, the Company had 20 pending legal cases, claiming a damage of approximately JPY133.6 million (approximately $1.3 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY 50.0 million (approximately $484,000). The Company has recorded contingency liability in the amount of JPY54.0 million (approximately $523,000) for cases settled in subsequent period and pending legal cases as of filing date.

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

Dated: February 22, 2021