Form 10-Q
period 2021-03-31
Exceed World, Inc.
filed 2021-05-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 19, 2021, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,437,578	$19,370,086
Marketable securities	563,106	1,123,696
Accounts receivable	127,378	68,086
Income tax recoverable	-	140,725
Prepaid expenses	315,204	61,687
Inventories	319,301	1,243,228
Other current assets	2,127	40,553
TOTAL CURRENT ASSETS	20,764,694	22,048,061

Non-current Assets
Property, plant and equipment, net	546,906	629,784
Software, net	975,429	1,267,150
Operating lease right-of-use assets	874,958	849,062
Other intangible assets, net	166,093	174,911
Long-term prepaid expenses	55,448	58,465
Deferred tax assets	242,713	132,239
Insurance funds	221,732	201,377
Security deposits	256,569	269,367
TOTAL NON-CURRENT ASSETS	3,339,848	3,582,355

TOTAL ASSETS	$24,104,542	$25,630,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$683,238	$823,448
Accrued expenses and other payables	325,657	446,281
Contingency liability	381,998	574,484
Income tax payable	264,777	1,328
Deferred income	944,088	3,571,723
Finance lease obligations, current	29,235	30,263
Operating lease liabilities, current	445,175	363,651
Due to related parties	868,589	761,040
Due to director	741,023	741,248
Other current liabilities	1,068,080	650,896
TOTAL CURRENT LIABILITIES	5,751,860	7,964,362

Non-current Liabilities
Finance lease obligations, non-current	78,120	97,472
Operating lease liabilities, non-current	391,715	445,443
TOTAL NON-CURRENT LIABILITIES	469,835	542,915

TOTAL LIABILITIES	6,221,695	8,507,277

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2021 and September 30, 2020)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized,
32,700,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	17,539,844	15,802,004
Accumulated other comprehensive income	235,893	1,214,025
TOTAL SHAREHOLDERS' EQUITY	17,882,847	17,123,139

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,104,542	$25,630,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues	$4,243,964	$5,345,918	$15,155,701	$11,178,526
Cost of revenues	2,472,679	3,043,386	7,742,075	5,863,270
Gross profit	1,771,285	2,302,532	7,413,626	5,315,256

OPERATING EXPENSES
Selling and distribution expenses	85,379	423,895	176,903	622,720
Administrative expenses	2,271,587	3,038,048	4,860,369	5,327,520
Total operating expenses	2,356,966	3,461,943	5,037,272	5,950,240

Income (loss) from operations	(585,681)	(1,159,411)	2,376,354	(634,984)

Other income (expense)
Other income	25,262	16,494	52,822	19,889
Other expenses	-	(53,949)	(475)	(77,683)
Change in fair value of marketable securities	(24,053)	(604,354)	(533,361)	(390,645)
Interest expenses	(888)	(525)	(1,845)	(1,081)
Total other income (expense)	321	(642,334)	(482,859)	(449,520)

Net income (loss) before tax	(585,360)	(1,801,745)	1,893,495	(1,084,504)
Income tax expense (credit)	(31,107)	(381,747)	155,655	(154,259)
NET INCOME (LOSS)	$(554,253)	$(1,419,998)	$1,737,840	$(930,245)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,406,593)	181,547	(978,132)	88,739

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,960,846)	$(1,238,451)	$759,708	$(841,506)

Income (loss) per common share
Basic	$(0.02)	$(0.04)	$0.05	$(0.03)
Diluted	$(0.02)	$(0.04)	$0.05	$(0.03)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME	EARNINGS	TOTAL

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381
Net income	-	-	-	-	489,753	489,753
Foreign currency translation	-	-	-	(92,808)	-	(92,808)
Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326
Net loss	-	-	-	-	(1,419,998)	(1,419,998)
Foreign currency translation	-	-	-	181,547	-	181,547
Balance – March 31, 2020	32,700,000	$3,270	$261,516	$843,052	$15,834,037	$16,941,875
Balance – September 30,2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance – December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693
Net loss	-	-	-	-	(554,253)	(554,253)
Foreign currency translation	-	-	-	(1,406,593)	-	(1,406,593)
Balance – March 31, 2021	32,700,000	$3,270	$103,840	$235,893	$17,539,844	$17,882,847

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,737,840	$(930,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	301,323	388,790
Change in fair value of marketable securities	533,361	390,645
Loss on company owned life insurance policies	111,171	52,885
Noncash lease expense	230,863	126,652
Deferred income taxes	(122,779)	(154,259)
Changes in operating assets and liabilities:
Accounts receivable	(65,751)	121
Income tax recoverable	140,953	-
Prepaid expenses	(269,630)	(345,511)
Inventories	909,466	107,805
Other current assets	39,220	196,053
Long-term prepaid expenses	265	2,602
Accounts payable	(106,301)	(273,104)
Accrued expenses and other payables	(176,913)	19,036
Income tax payable	277,104	(285,295)
Deferred income	(2,584,710)	(1,322,875)
Operating lease liabilities	(230,863)	(122,793)
Other current liabilities	471,225	(522,523)
Net cash provided by (used in) operating activities	1,195,844	(2,672,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to third party	-	(275,964)
Purchase of property, plant and equipment	(1,645)	(2,760)
Purchase of company-owned life insurance policies	(142,637)	(70,191)
Net cash used in investing activities	(144,282)	(348,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(13,218)	(20,362)
Repayment to related parties and director	-	(105,209)
Net cash used in financing activities	(13,218)	(125,571)

Net effect of exchange rate changes on cash	(970,852)	65,997

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of period	19,370,086	20,198,362
Net increase (decrease) in cash	67,492	(3,080,505)
Cash and cash equivalents - end of period	$19,437,578	$17,117,857

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$300,516	$128,550
Operating expense paid by related parties on behalf of the Company	$107,550	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,845	$1,081
Income taxes paid	$2,011	$285,636

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2021

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

As of March 31, 2021, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2021	March 31, 2020
Current JPY: US$1 exchange rate	110.71	107.53
Average JPY: US$1 exchange rate	105.28	108.84

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2021. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2021, and September 30, 2020, the Company's deferred income was $944,088 and $3,571,723 respectively. During the six months ended March 31, 2021, the Company recognized $3,571,723 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, income tax recoverable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of March 31, 2021 and September 30, 2020 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of March 31, 2021	$563,106	-	-	563,106
As of September 30, 2020	$1,123,696	-	-	1,123,696

NOTE 4 - INCOME TAXES

For the six months ended March 31, 2021 and 2020, the Company had income tax expenses of $155,655 and income tax credit of $154,259 respectively. Effective tax rate was 8.22% and 14.22% for the six months ended March 31, 2021 and 2020, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended 31, March	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.42%	23.20%	33.80%
2021	21.42%	23.20%	33.80%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended March 31, 2021 and 2020, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2021, and September 30, 2020, the Company’s due to related parties and directors are as follows:

	March 31, 2021	September 30, 2020
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,023	$741,248
Total due to director	$741,023	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	820,954	713,405
Total due to related parties	$868,589	$761,040

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the six months ended March 31, 2021 and 2020.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2021	September 30, 2020
Building	$238,048	$249,921
Leasehold improvement	55,857	58,644
Equipment	985,808	1,028,506
Vehicles	47,633	50,009
	1,327,346	1,387,080

Accumulated depreciation	(780,440)	(757,296)

Total net book value	$546,906	$629,784

The aggregate depreciation expense of property, plant and equipment was $57,332 and $55,069 for the six months ended March 31, 2021 and 2020, respectively.

NOTE 7 – SOFTWARE

The book value of the Company’s software as of March 31, 2021 and September 30, 2020 was as follows:

	March 31, 2021	September 30, 2020
Software	$2,581,218	$2,718,887
Accumulated amortization	(1,605,789)	(1,451,737)
	975,429	1,267,150

The aggregate amortization expense related to the software was $243,457 and $332,932 for the six months ended March 31, 2021 and 2020, respectively, included in cost of revenues.

NOTE 8 – COMMITMENTS

As of March 31, 2021, the Company had four finance leases of equipment and vehicles with a gross value of approximately $101,000 and $51,000, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the six months ended March 31,
	2021	2020

Operating lease cost	$240,191	251,153
Short term lease cost	6,839	1,757
Finance lease cost:
Amortization of right-of-use asset	14,828	14,915
Interest on lease liability	1,831	1,081
Total finance lease cost	16,659	15,996
Total lease cost	$263,689	268,906

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the six months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,831	1,081
Operating cash flows from operating leases	$240,191	247,294
Financing cash flows from finance leases	$13,218	20,362

Weighted Average Remaining Lease Term
Operating leases	2.07 Years	1.57 years
Finance leases	2.83 Years	3.35 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.02%	1.87%

The future maturity of lease liabilities as of March 31, 2021 are as follows:

Year ending September 30	Finance lease	Operating lease
2021 (remaining)	$17,481	$228,411
2022	34,961	416,987
2023	53,159	213,592
2024	15,072	-
2025	2,296	-
Thereafter	-	-
Total	$122,969	$858,990
Less imputed interest	(15,614)	(22,100)
Total lease liabilities	107,355	838,890
Less current portion	(29,235)	(445,175)
Long-term lease liabilities	$78,120	$391,715

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

For the six months ended March 31, 2021, the Company has settled seven cases related to the cancellation of contracts with the amount of approximately JPY18.3 million (approximately $174,000). As of filing date, the Company had 19 pending legal cases, claiming a damage of approximately JPY114.4 million (approximately $1.0 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY42.3 million (approximately $382,000). The Company accrued a total liability of JPY42.3 million (approximately $382,000) as of March 31, 2021 for pending legal cases as of filing date.

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

Business Information

As of March 31, 2021, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2021, and September 30, 2020, we had cash and cash equivalents in the amount of $19,437,578 and $19,370,086, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $4,243,964 for the three months ended March 31, 2021 as opposed to $5,345,918 for the three months ended March 31, 2020. We recorded revenue of $15,155,701 for the six months ended March 31, 2021 as opposed to $11,178,526 for the six months ended March 31, 2020. The increase/decrease in revenue, in our opinion, is attributed to an increase/decrease in recruitment activities of premium Force Club members.

Net Income

We recorded net loss of $554,253 for the three months ended March 31, 2021 as opposed to net loss of $1,419,998 for the three months ended March 31, 2020. The decrease in net loss is attributed to decrease in operating expenses. We recorded net income of $1,737,840 for the six months ended March 31, 2021 as opposed to net loss of $930,245 for the six months ended March 31, 2020. The increase in net income is attributed to an increase in revenues and decrease in operating expenses.

Cash flow

For the six months ended March 31, 2021 we had cash flows from operations in the amount of $1,195,844. For the six months ended March 31, 2020, we had negative cash flows from operations in the amount of $2,672,016. The increase in operating cash flow, in our opinion, is attributed to increase in net income, and less payments made to acquire inventories and settle account payable.

Working capital

As of March 31, 2021, and September 30, 2020, we had working capital of $15,012,834 and $14,083,699, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $85,379 and $423,895 for the three months ended March 31, 2021 and 2020, respectively. For the six months ended March 31, 2021 and 2020, advertising expenses were $176,903 and 622,720, respectively.

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

Impact of COVID-19

In the Company’s financial year of 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) significantly affected economy in Japan, where the Company mainly operates its business. Since the end of 2020, the third wave of Covid-19 has spread in Japan, and business activities continue to be restricted. The Company implemented some measures to prevent infection including shortening business hours and restricting movements of employees. Our Force Club Members’ activities, which is our main sales resources, have also been limited due to travel restrictions and social distance rules implemented nationwide and globally. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to material negative impact to the Company’s total revenues. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

As of March 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended March 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the six months ended March 31, 2021, the Company has settled seven cases related to the cancellation of contracts in amount of approximately JPY18.3 million (approximately $174,000). As of filing date, the Company had 19 pending legal cases, claiming a damage of approximately JPY114.4 million (approximately $1.0 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY42.3 million (approximately $382,000). The Company accrued a total liability of JPY42.3 million (approximately $382,000) as of March 31, 2021 for pending legal cases as of filing date.

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

Dated: May 19, 2021