Form 10-Q
period 2021-06-30
Exceed World, Inc.
filed 2021-08-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2021, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,918,994	$19,370,086
Marketable securities	557,279	1,123,696
Accounts receivable	127,910	68,086
Income tax recoverable	-	140,725
Prepaid expenses	344,774	61,687
Inventories	682,296	1,243,228
Other current assets	3,745	40,553
TOTAL CURRENT ASSETS	21,634,998	22,048,061

Non-current Assets
Property, plant and equipment, net	531,572	629,784
Software, net	866,544	1,267,150
Operating lease right-of-use assets	996,171	849,062
Other intangible assets, net	166,288	174,911
Long-term prepaid expenses	55,512	58,465
Deferred tax assets	245,967	132,239
Insurance funds	236,728	201,377
Security deposits	256,870	269,367
TOTAL NON-CURRENT ASSETS	3,355,652	3,582,355

TOTAL ASSETS	$24,990,650	$25,630,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$704,711	$823,448
Accrued expenses and other payables	357,162	446,281
Contingency liability	382,447	574,484
Income tax payable	141,525	1,328
Deferred income	1,389,782	3,571,723
Finance lease obligations, current	28,835	30,263
Operating lease liabilities, current	443,470	363,651
Due to related parties	937,871	761,040
Due to director	741,249	741,248
Other current liabilities	1,092,141	650,896
TOTAL CURRENT LIABILITIES	6,213,193	7,964,362

Non-current Liabilities
Finance lease obligations, non-current	80,304	97,472
Operating lease liabilities, non-current	514,587	445,443
TOTAL NON-CURRENT LIABILITIES	594,891	542,915

TOTAL LIABILITIES	6,814,084	8,507,277

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2021 and September 30, 2020)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of June 30, 2021 and September 30, 2020)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	17,796,964	15,802,004
Accumulated other comprehensive income	272,492	1,214,025
TOTAL SHAREHOLDERS' EQUITY	18,176,566	17,123,139

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,990,650	$25,630,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$4,570,352	$3,908,965	$19,726,053	$15,087,491
Cost of revenues	2,229,033	1,920,974	9,496,184	7,784,244
Gross profit	2,341,319	1,987,991	10,229,869	7,303,247

OPERATING EXPENSES
Selling and distribution expenses	480,283	175,718	657,186	798,438
Administrative expenses	2,255,371	2,453,530	7,115,740	7,781,050
Total operating expenses	2,735,654	2,629,248	7,772,926	8,579,488

Income (loss) from operations	(394,335)	(641,257)	2,456,944	(1,276,241)

Other income (expense)
Other income	44,646	53,160	95,993	73,049
Other expenses	-	(235,163)	-	(312,846)
Change in fair value of marketable securities	323	327,756	(533,038)	(62,889)
Interest expenses	(641)	(593)	(2,486)	(1,674)
Total other income (expense)	43,328	145,160	(439,531)	(304,360)

Net income (loss) before tax	(351,007)	(496,097)	2,017,412	(1,580,601)
Income tax expense (credit)	(133,203)	53,618	22,452	(100,641)
NET INCOME (LOSS)	$(217,804)	$(549,715)	$1,994,960	$(1,479,960)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	59,893	(66,124)	(941,533)	22,615

TOTAL COMPREHENSIVE INCOME (LOSS)	$(157,911)	$(615,839)	$1,053,427	$(1,457,345)

Income (loss) per common share
Basic	$(0.01)	$(0.02)	$0.06	$(0.05)
Diluted	$(0.01)	$(0.02)	$0.06	$(0.05)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME	EARNINGS	TOTAL

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381
Net income	-	-	-	-	489,753	489,753
Foreign currency translation	-	-	-	(92,808)	-	(92,808)
Balance – December 31, 2019	32,700,000	$3,270	$261,516	$661,505	$17,254,035	$18,180,326
Net loss	-	-	-	-	(1,419,998)	(1,419,998)
Foreign currency translation	-	-	-	181,547	-	181,547
Balance – March 31, 2020	32,700,000	$3,270	$261,516	$843,052	$15,834,037	$16,941,875
Net income	-	-	-	-	(549,715)	(549,715)
Foreign currency translation	-	-	-	(66,124)	-	(66,124)
Balance –June 30, 2020	32,700,000	$3,270	$261,516	$776,928	$15,284,322	$16,326,036

Balance – September 30,2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance – December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693
Net loss	-	-	-	-	(79,329)	(79,329)
Foreign currency translation	-	-	-	(1,429,887)	-	(1,429,887)
Balance – March 31, 2021	32,700,000	$3,270	$103,840	$212,599	$18,014,768	$18,334,477
Net income	-	-	-	-	(217,804)	(217,804)
Foreign currency translation	-	-	-	59,893	-	59,893
Balance – June 30, 2021	32,700,000	$3,270	$103,840	$272,492	$17,796,964	$18,176,566
The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,994,960	$(1,479,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	440,091	609,302
Loss (gain) on disposal of property, plant and equipment	(2,101)	87,498
Change in fair value of marketable securities	533,038	62,889
Loss on company owned life insurance policies	161,697	75,058
Noncash lease expense	339,231	354,641
Deferred income taxes	(124,233)	(100,641)
Changes in operating assets and liabilities:
Accounts receivable	(65,279)	(63,306)
Income tax recoverable	139,090	-
Prepaid expenses	(296,350)	116,737
Inventories	521,606	(749,848)
Other current assets	37,186	(71,456)
Long-term prepaid expenses	262	25,522
Accounts payable	(83,472)	(653,614)
Accrued expenses and other payables	(123,526)	87,841
Income tax payable	145,373	(286,453)
Deferred income	(2,089,757)	(547,762)
Operating lease liabilities	(339,231)	(346,200)
Other current liabilities	488,633	(571,421)
Net cash provided by (used in) operating activities	1,677,218	(3,451,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan made to third party	-	(275,964)
Purchase of property, plant and equipment	(4,596)	(12,703)
Proceeds from disposal of property, plant and equipment	42,604	-
Purchase of intangible assets	-	(254,843)
Purchase of company-owned life insurance policies	(208,020)	(98,789)
Collection from related party	-	276,753
Net cash used in investing activities	(170,012)	(365,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligation	(60,343)	(28,239)
Proceeds from related parties	51,282	-
Repayment to related parties and director	-	(105,209)
Net cash provided by (used in) financing activities	42,221	(133,448)

Net effect of exchange rate changes on cash	(949,237)	11,802

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of period	19,370,086	20,198,362
Net increase (decrease) in cash	548,908	(3,938,365)
Cash and cash equivalents - end of period	$19,918,994	$16,259,997

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with finance lease	$49,677	$66,125
Operating right-of-use assets obtained in exchange for operating lease liabilities	$532,529	$-
Operating expense paid by related parties on behalf of the Company	$125,549	$162,050
Intangible assets transferred from prepaid expenses	$-	$600,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,207	$1,674
Income taxes paid	$2,011	$424,640

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

As of June 30, 2021, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”), Hong Kong Dollars (“HK$”) and the United States Dollars (“US$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2021	June 30, 2020
Current JPY: US$1 exchange rate	110.58	107.92
Average JPY: US$1 exchange rate	106.69	108.40

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2021. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2021, and September 30, 2020, the Company's deferred income was $1,389,782 and $3,571,723 respectively. During the nine months ended June 30, 2021, the Company recognized $3,571,723 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, income tax recoverable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of June 30, 2021 and September 30, 2020 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of June 30, 2021	$557,279	-	-	557,279
As of September 30, 2020	$1,123,696	-	-	1,123,696

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2021 and 2020, the Company had income tax expenses of $22,452 and income tax credit of $100,641, respectively. Effective tax rate was 1.11% and 6.37% for the nine months ended June 30, 2021 and 2020, respectively.

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2021 and 2020, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2021, and September 30, 2020, the Company’s due to related parties and directors are as follows:

	June 30, 2021	September 30, 2020
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,249	$741,248
Total due to director	$741,249	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	890,236	713,405
Total due to related parties	$937,871	$761,040

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the nine months ended June 30, 2021, Force Internationale paid expenses on behalf of the Company in the amount of $125,549 and advanced $51,282 to the Company.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2021 and 2020.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2021	September 30, 2020
Building	$294,250	$249,921
Leasehold improvement	55,923	58,644
Equipment	933,913	1,028,506
Vehicles	47,929	50,009
	1,332,015	1,387,080

Accumulated depreciation	(800,443)	(757,296)

Total net book value	$531,572	$629,784

The aggregate depreciation expense of property, plant and equipment was $85,280 and $89,173 for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 7 – SOFTWARE

The book value of the Company’s software as of June 30, 2021 and September 30, 2020 was as follows:

	June 30, 2021	September 30, 2020
Software	$2,584,253	$2,718,887
Accumulated amortization	(1,717,709)	(1,451,737)
Total net book value	$866,544	$1,267,150

The aggregate amortization expense related to the software was $354,285 and $103,928 for the nine months ended June 30, 2021 and 2020, respectively, included in cost of revenues.

NOTE 8 – COMMITMENTS

As of June 30, 2021, the Company had four finance leases of equipment and vehicles with a gross value of approximately $101,000 and $48,000, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the nine months ended June 30,
	2021	2020

Operating lease cost	$355,525	361,337
Short term lease cost	10,123	3,963
Finance lease cost:
Amortization of right-of-use asset	21,957	24,738
Interest on lease liability	2,466	1,674
Total finance lease cost	24,423	26,412
Total lease cost	$390,072	391,752

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the nine months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,466	1,674
Operating cash flows from operating leases	$355,525	352,396
Financing cash flows from finance leases	$60,343	28,239

Weighted Average Remaining Lease Term
Operating leases	2.36 Years	1.54 years
Finance leases	3.01 Years	3.23 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.19%	2.76%

The future maturity of lease liabilities as of June 30, 2021 are as follows:

Year ending September 30	Finance lease	Operating lease
2021 (remaining)	$8,721	$114,340
2022	34,764	457,358
2023	34,764	333,485
2024	46,094	79,761
2025	2,088	-
Thereafter	-	-
Total	$126,641	$984,944
Less imputed interest	(17,502)	(26,887)
Total lease liabilities	109,139	958,057
Less current portion	(28,835)	(443,470)
Long-term lease liabilities	$80,304	$514,587

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

During the nine months ended June 30, 2021, the Company has settled seven cases related to the cancellation of contracts with the amount of approximately JPY18.3 million (approximately $172,000). As of filing date, the Company had 19 pending legal cases, claiming a damage of approximately JPY114.4 million (approximately $1,000,000) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY42.3 million (approximately $382,000). The Company accrued a total liability of JPY42.3 million (approximately $382,000) as of June 30, 2021 for pending legal cases as of filing date.

NOTE 10 - CORRECTION OF PRIOR PERIOD INFORMATION

During the review of the Company’s financial statements for the nine months ended June 30, 2021, the Company identified an error in the presentation of inventories and cost of revenues in the financial statements for the three and six months ended March 31, 2021 due to an input error of inventory in the accounting data. The inventories should have been $770,931 but was stated as $319,301 as of March 31, 2021, and the cost of revenues should have been $1,997,755 and $7,267,151 but was stated as $2,472,679 and $7,742,075 for the three and six months ended March 31,2021 respectively, resulting in adjustments to the previous reported financial statements of the Company for the three and six months ended March 31, 2021. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three months ended June 30, 2021, the Company believed the impact would have been material and would impact comparison to the prior period. Therefore, as permitted by SAB108, the Company corrected, in the current filing, the previously reported results for the three and nine months ended June 30, 2021.

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

Business Information

As of June 30, 2021, we operate through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2021, and September 30, 2020, we had cash and cash equivalents in the amount of $19,918,994 and $19,370,086, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $4,570,352 for the three months ended June 30, 2021 as opposed to $3,908,965 for the three months ended June 30, 2020. We recorded revenue of $19,726,053 for the nine months ended June 30, 2021 as opposed to $15,087,491 for the nine months ended June 30, 2020. The increase in revenue, in our opinion, is attributed to an increase in membership fee income from premium Force Club members.

Net Income

We recorded net loss of $217,804 for the three months ended June 30, 2021 as opposed to net loss of $549,715 for the three months ended June 30, 2020. The decrease in net loss is attributed to increase in revenues. We recorded net income of $1,994,960 for the nine months ended June 30, 2021 as opposed to net loss of $1,479,960 for the nine months ended June 30, 2020. The increase in net income is attributed to an increase in revenues and decrease in operating expenses.

Cash flow

For the nine months ended June 30, 2021 we had cash flows from operations in the amount of $1,677,218. For the nine months ended June 30, 2020, we had negative cash flows from operations in the amount of $3,451,173. The increase in operating cash flow, in our opinion, is mainly attributed to the increase in net income, change in fair value of marketable securities, offset by the cash outflow of increase in prepaid expense, and decrease in cash inflow from deferred income.

Working capital

As of June 30, 2021, and September 30, 2020, we had working capital of $15,415,805 and $14,083,699, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $480,283 and $175,718 for the three months ended June 30, 2021 and 2020, respectively. For the nine months ended June 30, 2021 and 2020, advertising expenses were $657,186 and 798,438, respectively.

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

As of June 30, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended June 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the nine months ended June 30, 2021, the Company has settled seven cases related to the cancellation of contracts in amount of approximately JPY18.3 million (approximately $172,000). As of filing date, the Company had 19 pending legal cases, claiming a damage of approximately JPY114.4 million (approximately $1.0 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY42.3 million (approximately $382,000). The Company accrued a total liability of JPY42.3 million (approximately $382,000) as of June 30, 2021 for pending legal cases as of filing date.

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

Dated: August 19, 2021