Form 10-K
period 2021-09-30
Exceed World, Inc.
filed 2022-01-13
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our shares are quoted/ traded
Common Stock, $0.0001	OTC Markets

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

As of January 13, 2022, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

On September 26, 2018, Force Internationale Limited, a Cayman Island limited company (“Force Internationale”) entered into a Share Purchase Agreement with its wholly owned subsidiary, e-Learning and 74.5% owner of the Company. Under this Share Purchase Agreement, e-Learning transferred its 74.5% interest in the Company to Force Internationale. As consideration for this transfer, Force Internationale paid $26,000.00 to e-Learning. Immediately subsequent, the Company entered into a Share Purchase Agreement with Force Internationale, to acquire 100% of Force Holdings and 100% direct owner of e-Learning. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale. The result of these transaction is that Force Internationale is a 84.4% owner of the Company, the Company is a 100% owner of Force Holdings, and Force Holdings is a 100% owner of e-Learning. Prior to the Share Purchase Agreements, Force Internationale was an indirect owner of 74.5% of the Company and subsequent to the Share Purchase Agreements, Force Internationale is a direct owner of 84.4% of the Company. The Share Purchase Agreements were approved by the boards of directors of each of the Company, Force Internationale, Force Holdings, and e-Learning.

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

Overview

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

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

IMAGE OMITTED

Currently, the number of the employees of the Company is 34.

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

No.	Content Name	Target	Compatible Devices	Release Date
1	ENGLISH MONSTERS	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet
2	Romantic English Conversation - London Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
3	Romantic English Conversation - College Life Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
4	ENGLISH MONSTERS AR	Primary school student	iOS smartphone / tablet	2013
			Android smartphone / tablet
5	The Blue Danube	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
6	The Nutcracker	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
7	Peter & the Wolf	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
8	The Four Seasons	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
9	The Carnival of the Animals	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
10	Play A,B,C on the Keyboard	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
11	Say Hello to English Words!	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
12	Force Paint	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
13	Force Musician	Infants	iOS smartphone / tablet	2012
14	Sign Language Course	Adult	PC	2014
15	University Entrance Exam Preparation Course	High school student /	PC	2008
		Those who prepare for entrance exam	Android smartphone / tablet	2014
16	High School Student-oriented e-learning	High school student	PC	2009
			Android smartphone / tablet	2014
17	Folstar	Adult	iOS smartphone Android smartphone	2008
18	Qualification Attainment Strategies Course	Adult	iOS smartphone / tablet	2015
			Android smartphone / tablet
19	School TV	Primary school student / Middle school student	PC	2015
			iOS smartphone / tablet
			Android smartphone / tablet
20	English Monsters app	Main: High school student / College student	iOS smartphone / tablet Android smartphone / tablet	2015
		(However, primary school student, middle school student, and adults are also included as targets.)
21	ForceMart	Force Club Members	PC	2017
			iOS smartphone / tablet
			Android smartphone / tablet

The Company’s e-learning programs are offered to its customers who have to be first registered as a member of Force Club. Since 2002, the Company began to offer its e-learning programs to its customers in CD-ROMs with pre-loaded learning content until 2007. Due to the popular trend for internet, starting from 2007, the Company has made its e-learning programs available on its website for its customers, and the customers need to pay a monthly fee in order to access and view the most up-to-date content on the website of the Company. At the advent of digital technology in recent years and in view of the increasing popularity of tablet devices, the Company has released its e-learning programs on smartphones and tablet devices for customer use since 2012 to cater for the popular demand of young learners and users in rural areas of Japan. The e-learning programs of Force Club are targeted at residents of Japan, and thus the e-learning programs are presented in Japanese only and no translated version is available. Since 2015, in addition to e-learning, the Company has started offline business which attracts public attentions such as Abacus School and Robot Programming School. The Company also opened “ixi After School” in Tokyo, which provides after school care services to children. Through these offline businesses, the Company has provided services to general users.

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

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 11,426 as of the date of this report.

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

Future Plans

During the year under the review, in Japan where the Company mainly operates its business, State of Emergency were issued several times due to the intermittent outbreak of the coronavirus disease 2019 (“Covid-19”) and the Company’s activities had been significantly restricted. Nevertheless, the Company made efforts to give some incentives to the Force Club members, which resulted in an increase in the number of the members. Accordingly, the membership fee income for the year significantly increased.

Over the course of the next twelve months, the Company intends to focus on expanding its sales network in order to strengthen its business activities, based on such an increase in number of the members and cost-effective management, which was gained during the outbreak of Covid-19. We plan to provide some benefits and incentives to the Premium Members as value-added services, in addition to the normal compensation package.

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is thirty-four. All thirty-four employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Government Regulations

Companies in Japan are regulated by the “Act on Specified Commercial Transactions in Japan.” The Company believes it is fully in compliance with this Act, which outlines the rules and regulation regarding transactions arising from door-to-door sales, mail order sales, telemarketing sales, and multilevel marketing transactions, among other transactions defined in the Act.

The Company has legal counsel in Japan who provides instruction, direction, and reviews Company activities to ensure, to the best of Legal Counsel’s knowledge, that the Company is in compliance with the aforementioned Act.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Exceed World, Inc. is provided office space rent free from e-Learning Laboratory Co., Ltd. at the address of 1-23-38-6F, Esakacho, Suita-shi.

e-Communications Co., Ltd., a Japan corporation, is a wholly owned subsidiary of e-Learning Laboratory Co, Ltd., a Japan corporation.

e-Communications Co., Ltd. sub-leases (rents) office space from its parent company, e-Learning Laboratory Co, Ltd., a Japan corporation at the following addresses:

1-23-38-1F, Esakacho, Suita-shi, Osaka Japan 1-23-38-6F, Esakacho, Suita-shi, Osaka Japan 1-23-38-8F, Esakacho, Suita-shi, Osaka Japan 1-8-40-1F, Konan, Minato-ku, Tokyo, Japan. The aforementioned office spaces are shared by both e-Communications Co., Ltd. and e-Learning Laboratory Co., Ltd.

The following table details the terms of the lease agreements for various properties leased by e-Learning Laboratory Co., Ltd.

Workspace	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2023
($6,158)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	June 30, 2024
($10,252)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 31, 2022
($5,718)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2023
($17,063)

Item 3. Legal Proceedings.

For the year ended September 30, 2021, the Company has settled nine legal cases in total amount of approximately JPY23.7 million (approximately $211,000) related to the cancellation of contracts. From October 1, 2021 to the filing date, the Company has settled twelve cases under the same nature with an aggregate amount of approximately JPY22.9 million (approximately $200,000). As of the filing date, the Company had eleven pending legal cases, claiming a damage of approximately JPY152.4 million (approximately $1.4 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY63.5 million (approximately $570,000). The Company has recorded JPY86.3 million (approximately $771,000) as contingency liability as of September 30, 2021, representing cases not yet settled as of September 30, 2021.

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2021 and September 30, 2020, we had cash in the amount of $23,056,242 and $19,370,086, respectively. The increase in cash is mainly attributed to increase in net income from operation and accounts payable. The accounts payable were mainly unpaid commissions to the Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $28,433,822 for the year ended September 30, 2021 as opposed to $21,019,454 for the year ended September 30, 2020. The increase in revenue, in our opinion, is attributed to an increase in membership fee income from the Force Club premium members.

Net income

We recorded net income of $3,074,544 for the year ended September 30, 2021 as opposed to net loss of $962,278 for the year ended September 30, 2020. The increase in net income is attributed to an increase in revenue and decrease in operating expenses.

Cash flow

For the year ended September 30, 2021, we had cash flows from operations in the amount of $5,257,817. For the year ended September 30, 2020, we had negative cash flows from operations in the amount of $621,048. The increase in operating cash flow, in our opinion, is attributed to an increase in net income, adjusted by the change in fair value of marketable securities, depreciation and amortization expenses and noncash lease expense, and changes in income tax payable, accrued expenses and other payables, other current liabilities and accounts payable, offset by the cash outflow resulting from changes in in deferred income and operating lease liabilities.

Working capital

As of September 30, 2021 and 2020, we had working capital of $15,695,158 and $14,083,699, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $736,195 and $1,009,721 for the years ended September 30, 2021 and 2020, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

During the year under the review, in Japan where the Company mainly operates its business, State of Emergency were issued several times due to the intermittent outbreak of the coronavirus disease 2019 (“Covid-19”) and the Company’s activities had been significantly restricted. Nevertheless, the Company made efforts to give some incentives to the Force Club members, which resulted in an increase in the number of the members. Accordingly, the membership fee income for the year significantly increased.

Over the course of the next twelve months, the Company intends to focus on expanding its sales network in order to strengthen its business activities, based on such an increase in number of the members and cost-effective management, which was gained during the outbreak of Covid-19. We plan to provide some benefits and incentives to the Premium Members as value-added services, in addition to the normal compensation package.

Impact of COVID-19

In Japan, State of Emergency was lifted on September 30, 2021 and vaccination rate is increasing. As the restrictions on activities have been eased, the economy is expected to be recovered during the Company’s financial year ending 2022. However, due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact to future periods cannot be estimated at this time.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019

Houston, Texas

January 13, 2022

-F2-

EXCEED WORLD, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2021	September 30, 2020

ASSETS
Current Assets
Cash	$23,056,242	$19,370,086
Marketable securities	522,555	1,123,696
Accounts receivable	67,073	68,086
Income tax recoverable	-	140,725
Prepaid expenses	55,337	61,687
Inventories	912,037	1,243,228
Other current assets	1,319	40,553
TOTAL CURRENT ASSETS	24,614,563	22,048,061

Non-current Assets
Property, plant and equipment, net	491,358	629,784
Software, net	782,288	1,267,150
Operating lease right-of-use assets, net	875,457	849,062
Other intangible assets, net	170,728	174,911
Long-term prepaid expenses	52,107	58,465
Deferred tax assets	163,872	132,239
Insurance funds	1,051,349	201,377
Security deposits	253,795	269,367
TOTAL NON-CURRENT ASSETS	3,840,954	3,582,355

TOTAL ASSETS	$28,455,517	$25,630,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,925,654	$823,448
Accrued expenses and other payables	437,825	446,281
Contingency liability	771,480	574,484
Income tax payable	813,628	1,328
Deferred income	1,515,284	3,571,723
Finance lease obligations, current	28,661	30,263
Operating lease liabilities, current	440,177	363,651
Due to related parties	1,200,972	761,040
Due to director	741,248	741,248
Other current liabilities	1,044,476	650,896
TOTAL CURRENT LIABILITIES	8,919,405	7,964,362

Non-current Liabilities
Deferred tax liabilities	82,636	-
Finance lease obligations, non-current	72,101	97,472
Operating lease liabilities, non-current	397,623	445,443
TOTAL NON-CURRENT LIABILITIES	552,360	542,915

TOTAL LIABILITIES	9,471,765	8,507,277

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of September 30, 2021 and 2020)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of September 30, 2021 and 2020)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	18,876,548	15,802,004
Accumulated other comprehensive income	94	1,214,025
TOTAL SHAREHOLDERS' EQUITY	18,983,752	17,123,139

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,455,517	$25,630,416

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020

Revenues	$28,433,822	$21,019,454
Cost of revenues	13,696,281	10,535,859
Gross profit	14,737,541	10,483,595

Operating expenses
Selling and distribution expenses	736,195	1,009,721
Administrative expenses	9,696,903	10,624,531
Total operating expenses	10,433,098	11,634,252

Income (loss) from operations	4,304,443	(1,150,657)

Other income (expenses)
Other income	221,785	321,667
Other expenses	-	(62,152)
Change in fair value of marketable securities	(558,018)	(59,894)
Interest expenses	(1,776)	(2,717)
Total other income (expenses)	(338,009)	196,904

Net income (loss) before tax	3,966,434	(953,753)
Income tax expense	891,890	8,525
Net income (loss)	$3,074,544	$(962,278)

Comprehensive income (loss)
Net income (loss)	$3,074,544	$(962,278)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,213,931)	459,712

Total comprehensive income (loss)	$1,860,613	$(502,566)

Income (loss) per common share
Basic	$0.09	$(0.03)
Diluted	$0.09	$(0.03)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			ADDITIONAL	ACCUMULATED
	COMMON STOCK		PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2019	32,700,000	$3,270	$261,516	$754,313	$16,764,282	$17,783,381

Forgiveness of loans made to a related party	-	-	(157,676)	-	-	(157,676)
Net loss	-	-	-	-	(962,278)	(962,278)
Foreign currency translation	-	-	-	459,712	-	459,712
Balance – September 30, 2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	3,074,544	3,074,544
Foreign currency translation	-	-	-	(1,213,931)	-	(1,213,931)
Balance – September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,074,544	$(962,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	547,925	786,519
Loss (gain) on disposal of property, plant and equipment	(2,084)	147,448
Change in fair value of marketable securities	558,018	59,894
Loss (gain) on company owned life insurance policies	(621,539)	172,665
Deferred income taxes	45,124	5,928
Non-cash lease expense	449,767	463,575
Changes in operating assets and liabilities:
Accounts receivable	(3,042)	(64,234)
Income tax recoverable	137,991	(137,619)
Prepaid expenses	2,914	162,452
Inventories	269,883	(588,193)
Other current assets	38,392	414,684
Long-term prepaid expenses	3,115	27,983
Security deposits	-	(263,421)
Accounts payable	1,196,639	(423,681)
Accrued expenses and other payables	641,010	206,198
Income tax payable	845,464	(286,669)
Deferred income	(1,925,308)	217,914
Operating lease liabilities	(449,767)	(459,110)
Other current liabilities	448,771	(101,103)
Net cash provided by (used in) operating activities	5,257,817	(621,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of short-term loan receivable	-	278,216
Loan made to third party	-	(278,216)
Purchase of property, plant and equipment	(11,376)	(29,656)
Proceeds from disposal of property, plant and equipment	42,268	22,409
Purchase of intangible assets	-	(256,190)
Purchase of company-owned life insurance policies	(275,168)	(278,225)
Collection from related party loans	-	37,095
Net cash used in investing activities	(244,276)	(504,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(65,414)	(70,590)
Proceeds from related parties	51,281	-
Repayments to related parties and director	-	(106,068)
Net cash used in financing activities	(14,133)	(176,658)

Net effect of exchange rate changes on cash	(1,313,252)	473,997

Net change in cash
Cash - beginning of year	19,370,086	20,198,362
Net increase (decrease) in cash	3,686,156	(828,276)
Cash - end of year	$23,056,242	$19,370,086

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equipment obtained in connection with finance lease	$48,354	$70,268
Operating right-of-use assets obtained in exchange for operating lease liabilities	$528,320	$596,487
Intangible assets transferred from prepaid expenses	$-	$600,946
Forgiveness of loans made to a related party	$-	$157,676
Operating expense paid by related parties and director	$388,650	$185,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,776	$2,705
Income taxes paid	$1,953	$426,885

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

NOTE 1 ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On September 26, 2018, the same date, Force Internationale entered into a share purchase agreement with the Company, in which Force Internationale agreed to sell and the Company agreed to purchase 100% equity interest of Force Holdings. In consideration of the agreement, the Company issued 12,700,000 common stocks at US$1 each to Force Internationale. The results of these transactions are that Force Internationale is an 84.4% owner of the Company, and the Company is a 100% owner of Force Holdings (the “Reorganization”).

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

As of September 30, 2021, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to valuation allowance on deferred income tax, write-down in value of inventory, useful lives and impairment of long-lived assets and legal contingencies. The extent to which the COVID-19 pandemic may directly or indirectly impact the business, financial condition, and results of operations is highly uncertain and subject to change. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are recorded corresponding to the allowance when identified.

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

For the year ended September 30, 2021, 100% of the inventories of educational products were purchased from supplier A.

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

Membership and land have indefinite useful life, and the balance was $170,728 and $174,911 as of September 30, 2021 and 2020, respectively, included in other intangible assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2021	September 30, 2020
Current JPY: US$1 exchange rate	111.92	105.45
Average JPY: US$1 exchange rate	107.54	107.83

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

The revenue generated from Force Club Membership arrangements accounted for substantially all of revenues during the year ended September 30, 2021. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of September 30, 2021 and 2020, as all sales of premium packs during the years then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods delivered or the access granted. As of September 30, 2021 and 2020, the Company's deferred income was $1,515,284 and $3,571,723, respectively. During the year ended September 30, 2021, the Company recognized $3,571,723 of deferred income in the opening balance.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $736,195 and $1,009,721 for the years ended September 30, 2021 and 2020, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of expenses incurred related to the development activities for the Company’s internally-used software and are charged to operations as incurred as these costs do not qualify for capitalization. For the years ended September 30, 2021 and 2020, research and development expenses of $236,317 and nil were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

The Company does not have any potentially dilutive instruments as of September 30, 2021 and 2020 and, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2021 and 2020.

LEASES

The Company accounts for leases in accordance with ASC 842 and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets. operating lease liabilities, current and operating lease liabilities, non-current in the Company’s consolidated balance sheets, and finance leases are included in property, plant and equipment, finance lease obligations, current and finance lease obligations, non-current in the Company’s consolidated balance sheets. ROU assets and related lease liabilities from operating leases and finance leases are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term.

Modification to existing lease agreements, including changes to the lease term or payment amounts, are reviewed to determine whether they result in a sperate contract. For modifications that do not result in a separate contract, management reviews the lease classification and re-measures the related ROU assets and lease liabilities at the effective date of the modification.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (collectively with amendments issued subsequently thereto, “ASC 326”). ASC 326 eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 will be effective for the Company beginning on October 1, 2023. The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

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

-F8-

NOTE 3 FAIR VALUE MEASUREMENT

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of September 30, 2021 and 2020 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2021 and 2020, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of September 30, 2021	$522,555	-	-	522,555
As of September 30, 2020	$1,123,696	-	-	1,123,696

NOTE 4 INCOME TAXES

For the year ended September 30, 2021, the provision of income tax expense was $891,890, consisting of current portion of $846,766 and deferred portion of $45,124.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the years ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.59%	23.40%	34.11%
2021	21.87%	23.74%	34.34%

Open tax years in Japan are five years. As of September 30, 2021, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2016. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	2.94%	(2.53)%
Effect of valuation allowance on deferred income tax assets	(15.24)%	(24.52)%
Other adjustments	1.00%	(7.64)%
Total	22.50%	(0.89)%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2021 and 2020.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2021 and 2020, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2021.

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

As of September 30, 2021, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2019. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2021 and 2020.

NOTE 5 DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

The Components of deferred tax assets and liabilities as of September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Deferred tax assets
Insurance funds	-	84,690
Software	82,030	88,038
Revenue	-	56,676
Expense	261,377	194,635
Net operating loss carryforward	-	616,366
Deferred tax assets	343,407	1,040,405
Valuation allowance	-	(616,366)
Net deferred tax assets, non-current	$343,407	$424,039

	September 30, 2021	September 30, 2020
Deferred tax liabilities
Insurance funds	$(168,899)	$-
Marketable securities	(93,273)	(291,800)
Deferred tax liabilities, non-current	$(262,172)	$(291,800)

For the purpose of presentation in the consolidated balance sheets, certain deferred income tax assets and liabilities have been offset. The following is the analysis of the deferred income tax balances for financial reporting purpose:

	September 30, 2021	September 30, 2020
Deferred tax assets	$163,872	$132,239
Deferred tax liabilities	$82,636	$-

NOTE 6 RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2021 and 2020, the Company’s due to related parties and directors were as follows:

	September 30, 2021	September 30, 2020
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,153,337	713,405
Total due to related parties	$1,200,972	$761,040

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2021 and 2020.

-F9-

NOTE 7 SHORT-TERM LOAN RECEIVABLE

On November 15, 2019, the Company entered into a loan agreement to lend JPY30,000,000 (approximately $278,000) to a third party, CAI Media Co., Ltd (“CAI”). The loan is secured by common shares of CAI, bears an annual interest rate of 2% and matures on May 14, 2020. The loan principal and interests were collected in full by the Company on May 12, 2020.

NOTE 8 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2021	September 30, 2020
Building	$235,474	$249,921
Leasehold improvement	55,254	58,644
Equipment	983,641	1,028,506
Vehicles	47,355	50,009
	1,321,724	1,387,080

Accumulated depreciation	(830,366)	(757,296)

Total net book value	$491,358	$629,784

The aggregate depreciation expense of property, plant and equipment was $119,551 and $132,311 for the years ended September 30, 2021 and 2020, respectively.

NOTE 9 SOFTWARE

The book value of the Company’s software as of September 30, 2021 and 2020 was as follows:

	September 30, 2021	September 30, 2020
Software	$2,553,312	$2,718,887
Accumulated amortization	(1,771,024)	(1,451,737)
Total net book value	782,288	1,267,150

The aggregate amortization expense related to the software was $428,374 and $647,951 for the years ended September 30, 2021 and 2020, respectively, included in operating expenses.

The estimated future amortization expense of software as of September 30, 2021 is as follows:

Year ending September 30	Amount
2022	$290,450
2023	238,096
2024	171,161
2025	82,581
Thereafter	-
Total	$782,288

NOTE 10 COMMITMENTS

As of September 30, 2021, the Company had four finance leases comprised of equipment and vehicle leases with a gross value of $100,214 and $47,355, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the year ended September 30,
2021

Operating lease cost	$470,287
Short term lease cost	13,390
Finance lease cost:
Amortization of right-of-use assets	29,056
Interest on lease obligations	3,326
Total finance lease cost	32,382
Total lease cost	$516,059

The following table presents the Company’s supplemental information related to operating and finance leases:

For the year ended September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,326
Operating cash flows from operating leases	$470,287
Financing cash flows from finance leases	$66,344

Weighted Average Remaining Lease Term
Operating leases	2.12 years
Finance leases	2.76 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	3.22%

The future maturity of lease liabilities as of September 30, 2021 were as follows:

Year ending September 30	Finance lease	Operating lease
2022	$34,348	$451,882
2023	34,348	329,493
2024	45,542	78,806
2025	2,268	-
Thereafter	-	-
Total	$116,506	$860,181
Less imputed interest	(15,744)	(22,381)
Total lease liabilities	100,762	837,800
Less current portion	(28,661)	(440,177)
Long-term lease liabilities	$72,101	$397,623

NOTE 11 CONTINGENCIES

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

In the opinion of management, appropriate and adequate accruals for legal matters have been made, and management believes that the probability of a material loss beyond the amounts accrued is remote. Nevertheless, the Company cannot predict the impact of future developments affecting the Company’s pending or future claims and lawsuits. The Company expenses legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to the Company. The factors the Company considers when recording an accrual for contingencies include, among others: (i) the opinions and views of the Company’s legal counsel; (ii) the Company’s previous experience; and (iii) the decision of management as to how the Company intend to respond to the complaints.

For the year ended September 30, 2021, the Company has settled nine legal cases in total amount of approximately JPY23.7 million (approximately $211,000) related to the cancellation of contracts. From October 1, 2021 to the filing date, the Company has settled twelve cases under the same nature with an aggregate amount of approximately JPY22.9 million (approximately $200,000). As of the filing date, the Company had eleven pending legal cases, claiming a damage of approximately JPY152.4 million (approximately $1.4 million) under the same nature. The Company’s legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY63.5 million (approximately $570,000). The Company has recorded JPY86.3 million (approximately $771,000) as contingency liability as of September 30, 2021, representing cases not yet settled as of September 30, 2021.

NOTE 12 SUBSEQUENT EVENTS

The Company evaluated subsequent events through January 13, 2022, the date the financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

-F10-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Officer who also serves as our Chief Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report for the year ended September 30, 2021 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	59	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Tomoo Yoshida

Mr. Yoshida graduated Osaka University of Commerce in 1986. Immediately after graduation, he joined Toyota Corolla Nankai Co. Ltd. and had been engaged in car sales for eight years. In 1997, Mr. Yoshida incorporated Dipro Data Service Co., Ltd., where he had a managerial role as well as served as an IT support consultant for five years. In 2002, Mr. Yoshida co-founded e-Learning Laboratory Co., Ltd., (“e-Learning”), a company that provides educational services and products. Currently, he is the president of e-Learning. In 2009, e-Communications Co., Ltd, a wholly owned subsidiary of e-Learning and a company offering educational services was incorporated, where Mr. Yoshida has been the president since its incorporation. In 2011, Mr. Yoshida founded Force Internationale Limited (“Force Internationale”), a holding company, and appointed as its director. In 2012, Force International Holdings Limited, a subsidiary of Force Internationale was incorporated, where Mr. Yoshida has served as a director.

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

In lieu of an Audit Committee, the Company's board of director(s) (the "Board of Directors" or "Board"), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The director(s) of the Company (“the Director(s)”), the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies. We, Exceed World, Inc., only have one Officer and Director, which is Mr. Tomoo Yoshida.

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

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2021.

Procedure for Nominating Directors

During the year ended September 30, 2021, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Directors for the years ended September 30, 2021 and 2020 in relation to the Company.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2021	1,339,037	0	0	0	0	0	0	1,339,037

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2020	1,335,435	0	0	0	0	0	0	1,335,435

Notes:

On September 26, 2018, the Company entered into, and consummated, a Share Purchase Agreement with Force Internationale Limited to acquire 100% of Force International Holdings Limited, a Hong Kong limited company. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale Limited.

e-Learning Laboratory Co., Ltd., a Japan corporation, is a wholly owned subsidiary of Force International Holdings Limited. e-Communications Co., Ltd., a Japan corporation, is a wholly owned subsidiary of e-Learning Laboratory Co., Ltd.

For the years ended September 30, 2021 and 2020, e-Learning Laboratory Co., Ltd., paid out $1,115,864 and $1,112,862 respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2021 and 2020, e-Communications Co., Ltd., paid out $223,173 and $222,573, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2021 and 2020, Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.

As of our fiscal year end, the Company had 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

*The table below is as of September 30, 2021.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (*)
Executive Officers and Directors
Tomoo Yoshida	1,400,000	4.3%	0	0.0%	4.3%
5% Shareholders
Keiichi Koga	1,400,000	4.3%	0	0.0%	4.3%
Force Internationale Limited	27,594,000	84.4%	0	0.0%	84.4%

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

Item 13. Certain Relationships and Related Transactions.

On December 6, 2018, the Company entered into a Share Contribution Agreement (this "Agreement") with Force Internationale Limited (“Force Internationale”), our controlling shareholder. Under this Agreement, the Company transferred 100% of the equity interests of School TV Co., Ltd (“School TV”) to Force Internationale without consideration. This Agreement and action were approved by the board of directors of each of, the Company, Force Internationale and School TV. A copy of this Agreement is included as Exhibit 10.1 to this Current Report and is hereby incorporated by reference.

Due to related parties and directors

As of September 30, 2021 and 2020, the Company’s due to related parties and directors are as follows:

	September 30, 2021	September 30, 2020
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,153,337	713,405
Total due to related parties	$1,200,972	$761,040

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2021 and 2020.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our Executive Officer(s), Director(s) and significant shareholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2021	2020
Audit fees	MaloneBailey, LLP	$203,000	$140,607
	Lo and Kwong C.P.A. Company Limited	-	-
Audit-related fees	MaloneBailey, LLP	-	$5,000
	Lo and Kwong C.P.A. Company Limited	-	$8,000
Tax fees	Anderson Bradshaw PLLC	$6,000	$6,000
All other fees
Total		$209,000	$159,607

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

Dated: January 13, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 13, 2022