Form 10-Q
period 2021-12-31
Exceed World, Inc.
filed 2022-02-22
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 22, 2022, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$19,282,952	$23,056,242
Marketable securities	407,089	522,555
Accounts receivable	63,891	67,073
Prepaid expenses	53,775	55,337
Inventories	791,076	912,037
Other current assets	46,788	1,319
TOTAL CURRENT ASSETS	20,645,571	24,614,563

Non-current Assets
Property, plant and equipment, net	453,528	491,358
Software, net	689,092	782,288
Operating lease right-of-use assets, net	869,684	875,457
Other intangible assets, net	166,127	170,728
Long-term prepaid expenses	50,710	52,107
Deferred tax assets	113,700	163,872
Insurance funds	1,107,302	1,051,349
Security deposits	246,955	253,795
TOTAL NON-CURRENT ASSETS	3,697,098	3,840,954

TOTAL ASSETS	$24,342,669	$28,455,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$890,964	$1,925,654
Accrued expenses and other payables	808,103	437,825
Contingency liability	551,698	771,480
Income tax payable	93,816	813,628
Deferred income	617,708	1,515,284
Finance lease obligations, current	28,084	28,661
Operating lease liabilities, current	427,983	440,177
Due to related parties	1,211,342	1,200,972
Due to director	741,248	741,248
Other current liabilities	655,341	1,044,476
TOTAL CURRENT LIABILITIES	6,026,287	8,919,405

Non-current Liabilities
Deferred tax liabilities	89,831	82,636
Finance lease obligations, non-current	63,063	72,101
Operating lease liabilities, non-current	405,059	397,623
TOTAL NON-CURRENT LIABILITIES	557,953	552,360

TOTAL LIABILITIES	6,584,240	9,471,765

Shareholders' Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2021 and September 30, 2021)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	18,206,822	18,876,548
Accumulated other comprehensive income (loss)	(555,503)	94
TOTAL SHAREHOLDERS' EQUITY	17,758,429	18,983,752

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,342,669	$28,455,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020

Revenues	$5,042,587	$10,911,737
Cost of revenues	2,589,258	5,269,396
Gross profit	2,453,329	5,642,341

OPERATING EXPENSES
Selling and distribution expenses	343,570	91,524
Administrative expenses	2,597,733	2,588,782
Total operating expenses	2,941,303	2,680,306

Income (loss) from operations	(487,974)	2,962,035

Other income (expense)
Other income	72,348	29,000
Other expenses	-	(1,915)
Change in fair value of marketable securities	(102,550)	(509,308)
Interest expenses	(840)	(957)
Total other expense	(31,042)	(483,180)

Net income (loss) before tax	(519,016)	2,478,855
Income tax expense	150,710	186,762
NET INCOME (LOSS)	$(669,726)	$2,292,093

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	(669,726)	2,292,093
Other comprehensive income (loss)
Foreign currency translation adjustment	(555,597)	428,461

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,225,323)	$2,720,554

Income (loss) per common share
Basic	$(0.02)	$0.07
Diluted	$(0.02)	$0.07

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30,2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance – December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693

Balance – September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance – December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(669,726)	$2,292,093
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,811	152,728
Change in fair value of marketable securities	102,550	509,308
Loss (gain) on company owned life insurance policies	(20,201)	50,217
Non-cash lease expense	106,992	116,772
Deferred income taxes	55,813	(172,018)
Changes in operating assets and liabilities:
Accounts receivable	1,391	(66,162)
Income tax recoverable	-	(670)
Prepaid expenses	87	(68,849)
Inventories	97,490	356,875
Other current assets	(46,030)	37,382
Long-term prepaid expenses	-	267
Accounts payable	(994,112)	(96,500)
Accrued expenses and other payables	194,667	(17,987)
Income tax payable	(705,923)	357,439
Deferred income	(866,606)	(3,046,280)
Operating lease liabilities	(106,992)	(116,772)
Other current liabilities	(365,143)	537,638
Net cash provided by (used in) operating activities	(3,117,932)	825,481

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of company-owned life insurance policies	(65,059)	(70,834)
Net cash used in investing activities	(65,059)	(70,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(6,196)	(6,609)
Net cash used in financing activities	(6,196)	(6,609)

Net effect of exchange rate changes on cash	(584,103)	422,789

Net change in cash
Cash - beginning of period	23,056,242	19,370,086
Net increase (decrease) in cash	(3,773,290)	1,170,827
Cash - end of period	$19,282,952	$20,540,913

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$125,020	$155,228
Reclassification from long-term lease liabilities to short-term liabilities	$108,975	$-
Operating expense paid by related parties on behalf of the Company	$10,370	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$839	$949
Income taxes paid	$800,820	$2,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2021

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

As of December 31, 2021, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2021, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2021	December 31, 2020
Current JPY: US$1 exchange rate	115.02	103.24
Average JPY: US$1 exchange rate	113.71	104.44

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2021. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of December 31, 2021 and September 30, 2021, as all sales of premium packs during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2021, and September 30, 2021, the Company's deferred income was $617,708 and $1,515,284 respectively. During the three months ended December 31, 2021, the Company recognized $1,515,284 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, income tax recoverable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of December 31, 2021 and September 30, 2021 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of December 31, 2021	$407,089	-	-	407,089
As of September 30, 2021	$522,555	-	-	522,555

NOTE 4 - INCOME TAXES

For the three months ended December 31, 2021 and 2020, the Company had income tax expenses of $150,710 and $186,762, respectively. Effective tax rate was (29.04)% and 7.53% for the three months ended December 31, 2021 and 2020, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended December 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.42%	23.20%	33.80%
2021	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2021 and 2020, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2021, and September 30, 2021, the Company’s due to related parties and directors are as follows:

	December 31, 2021	September 30, 2021
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,163,707	1,153,337
Total due to related parties	$1,211,342	$1,200,972

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the three months ended December 31, 2021, Force Internationale paid expenses on behalf of the Company in the amount of $10,370.

Tomoo Yoshida provided guarantee for the Company’s office leases during the three months ended December 31, 2021 and 2020.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2021	September 30, 2021
Building	$229,127	$235,474
Leasehold improvement	53,764	55,254
Equipment	957,129	983,641
Vehicles	46,079	47,355
	1,286,099	1,321,724

Accumulated depreciation	(832,571)	(830,366)

Total net book value	$453,528	$491,358

The aggregate depreciation expense of property, plant and equipment was $24,869 and $28,793 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 7 – SOFTWARE

The book value of the Company’s software as of December 31, 2021 and September 30, 2021 was as follows:

	December 31, 2021	September 30, 2021
Software	$2,484,495	$2,553,312
Accumulated amortization	(1,795,403)	(1,771,024)
Total net book value	$689,092	$782,288

The aggregate amortization expense related to the software was $72,942 and $123,397 for the three months ended December 31, 2021 and 2020, respectively, included in cost of revenues.

NOTE 8 – COMMITMENTS

As of December 31, 2021, the Company had four finance leases of equipment and vehicles with a gross value of approximately $97,513 and $46,079, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the three months ended December 31,
	2021	2020

Operating lease cost	$111,192	121,062
Short term lease cost	3,166	3,447
Finance lease cost:
Amortization of right-of-use asset	6,878	7,473
Interest on lease liability	783	949
Total finance lease cost	7,661	8,422
Total lease cost	$122,019	132,931

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the three months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$783	949
Operating cash flows from operating leases	$111,192	121,062
Financing cash flows from finance leases	$6,196	6,609

Weighted Average Remaining Lease Term
Operating leases	2.11 Years	2.22 years
Finance leases	2.51 Years	3.08 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.26%	3.00%

The future maturity of lease liabilities as of December 31, 2021 are as follows:

Year ending September 30	Finance lease	Operating lease
2022 (remaining)	$25,066	$329,777
2023	33,422	384,768
2024	44,314	140,838
2025	2,209	-
2026	-	-
Thereafter	-	-
Total	$105,011	$855,383
Less imputed interest	(13,864)	(22,341)
Total lease liabilities	91,147	833,042
Less current portion	(28,084)	(427,983)
Long-term lease liabilities	$63,063	$405,059

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

During the three months ended December 31, 2021, the Company has settled twelve cases related to the cancellation of contracts in amount of approximately JPY22.9 million (approximately $199,000). From January 1, 2022 to the filing date, the Company has settled four cases under the same nature with the aggregate amount of approximately JPY12.5 million (approximately $109,000). As of filing date, the Company had seven pending legal cases, claiming a damage of approximately JPY127.3 million (approximately $1,100,000) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY50.9 million (approximately $443,000). The Company accrued a total liability of JPY63.5 million (approximately $552,000) as of December 31, 2021 for pending legal cases as of filing date.

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

Business Information

As of December 31, 2021, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esaka-cho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2021, and September 30, 2021, we had cash and cash equivalents in the amount of $19,282,952 and $23,056,242, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $5,042,587 for the three months December 31, 2021 as opposed to $10,911,737 for the three months ended December 31, 2020. The decrease in revenue, in our opinion, is attributed to decrease in recruitment activities of premium Force Club members.

Net Income

We recorded net loss of $669,726 for the three months ended December 31, 2021 as opposed to net income of $2,292,093 for the three months ended December 31, 2020. The decrease in net income is attributed to decrease in revenues.

Cash flow

For the three months ended December 31, 2021 we had negative cash flows from operations in the amount of $3,117,932. For the three months ended December 31, 2020, we had cash flows from operations in the amount of $825,481. The decrease in operating cash flow, in our opinion, is mainly attributed to the decrease in net income and change in fair value of marketable securities, and increase in settlement of account payable and income tax payable.

Working capital

As of December 31 2021, and September 30, 2021, we had working capital of $14,619,284 and $15,695,158, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $343,570 and $91,524 for the three months ended December, 2021 and 2020, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, the Company continues to focus on expanding its sales network in order to strengthen its business activities. Though the sales were relatively slow in the first quarter of the financial year ending September 30, 2022, the Company expects that it will be recovered in the second quarter and afterwards due to the sales promotions made in the first quarter. We also plan to provide some benefits and incentives to the Premium Members as value-added services, in addition to the normal compensation package.

Impact of COVID-19

Since the restrictions due to Covid-19 were eased after the State of Emergency was lifted on September 30, 2021, the economy in Japan have been gradually recovered in the first quarter of the financial year ending September 30, 2022. However, looking at the recent rapid spread of the Omicron variant, there is high uncertainty of the evolving situation. Therefore, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

As of December 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the three months ended December 31, 2021, the Company has settled twelve cases related to the cancellation of contracts in amount of approximately JPY22.9 million (approximately $199,000). From January 1, 2022 to the filing date, the Company has settled four cases under the same nature with the aggregate amount of approximately JPY12.5 million (approximately $109,000). As of filing date, the Company had seven pending legal cases, claiming a damage of approximately JPY127.3 million (approximately $1.1 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY50.9 million (approximately $443,000). The Company accrued a total liability of JPY63.5 million (approximately $552,000) as of December 31, 2021 for pending legal cases as of filing date.

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

Dated: February 22, 2022