Form 10-Q
period 2022-03-31
Exceed World, Inc.
filed 2022-05-20
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2022, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$20,303,775	$23,056,242
Marketable securities	-	522,555
Accounts receivable	58,378	67,073
Prepaid expenses	95,913	55,337
Inventories	587,515	912,037
Other current assets	49,919	1,319
TOTAL CURRENT ASSETS	21,095,500	24,614,563

Non-current Assets
Property, plant and equipment, net	403,113	491,358
Software, net	581,106	782,288
Operating lease right-of-use assets, net	717,453	875,457
Other intangible assets, net	156,123	170,728
Long-term prepaid expenses	47,672	52,107
Deferred tax assets	202,618	163,872
Insurance funds	1,100,484	1,051,349
Security deposits	232,084	253,795
TOTAL NON-CURRENT ASSETS	3,440,653	3,840,954

TOTAL ASSETS	$24,536,153	$28,455,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$860,366	$1,925,654
Accrued expenses and other payables	419,573	437,825
Contingency liability	670,880	771,480
Income tax payable	107,858	813,628
Deferred income	1,718,611	1,515,284
Finance lease obligations, current	26,578	28,661
Operating lease liabilities, current	404,063	440,177
Due to related parties	1,211,785	1,200,972
Due to director	741,248	741,248
Other current liabilities	718,683	1,044,476
TOTAL CURRENT LIABILITIES	6,879,645	8,919,405

Non-current Liabilities
Deferred tax liabilities	84,686	82,636
Finance lease obligations, non-current	52,551	72,101
Operating lease liabilities, non-current	278,955	397,623
TOTAL NON-CURRENT LIABILITIES	416,192	552,360

TOTAL LIABILITIES	7,295,837	9,471,765

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and September 30, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	18,925,102	18,876,548
Accumulated other comprehensive income (loss)	(1,791,896)	94
TOTAL SHAREHOLDERS' EQUITY	17,240,316	18,983,752

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,536,153	$28,455,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues	$6,525,769	$4,243,964	$11,568,356	$15,155,701
Cost of revenues	3,114,334	2,472,679	5,703,592	7,742,075
Gross profit	3,411,435	1,771,285	5,864,764	7,413,626

Operating expenses
Selling and distribution expenses	208,059	85,379	551,629	176,903
Administrative expenses	2,525,215	2,271,587	5,122,948	4,860,369
Total operating expenses	2,733,274	2,356,966	5,674,577	5,037,272

Income (loss) from operations	678,161	(585,681)	190,187	2,376,354

Other income (expense)
Other income	12,112	25,262	84,460	52,822
Other expenses	-	-	-	(475)
Change in fair value of marketable securities	163,401	(24,053)	60,851	(533,361)
Interest expenses	(786)	(888)	(1,626)	(1,845)
Total other income (expense)	174,727	321	143,685	(482,859)

Net income (loss) before tax	852,888	(585,360)	333,872	1,893,495
Income tax expense (credit)	134,608	(31,107)	285,318	155,655
Net income (loss)	$718,280	$(554,253)	$48,554	$1,737,840

Comprehensive income (loss)
Net income (loss)	$718,280	$(554,253)	$48,554	$1,737,840
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,236,393)	(1,406,593)	(1,791,990)	(978,132)

Total comprehensive income (loss)	$(518,113)	$(1,960,846)	$(1,743,436)	$759,708

Income (loss) per common share
Basic	$0.02	$(0.02)	$0.00	$0.05
Diluted	$0.02	$(0.02)	$0.00	$0.05

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance – December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693
Net loss	-	-	-	-	(554,253)	(554,253)
Foreign currency translation	-	-	-	(1,406,593)	-	(1,406,593)
Balance – March 31, 2021	32,700,000	$3,270	$103,840	$235,893	$17,539,844	$17,882,847

Balance – September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance – December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429
Net income	-	-	-	-	718,280	718,280
Foreign currency translation	-	-	-	(1,236,393)	-	(1,236,393)
Balance – March 31, 2022	32,700,000	$3,270	$103,840	$(1,791,896)	$18,925,102	$17,240,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,554	$1,737,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	192,102	301,323
Change in fair value of marketable securities	(60,851)	533,361
Loss (gain) on company owned life insurance policies	(19,356)	111,171
Non-cash lease expense	212,107	230,863
Deferred income taxes	(46,458)	(122,779)
Changes in operating assets and liabilities:
Accounts receivable	3,148	(65,751)
Income tax recoverable	-	140,953
Prepaid expenses	(48,179)	(269,630)
Inventories	262,387	909,466
Other current assets	(51,853)	39,220
Long-term prepaid expenses	-	265
Accounts payable	(958,592)	(106,301)
Accrued expenses and other payables	30,327	(3,202)
Contingent liability	(36,833)	(173,711)
Income tax payable	(677,165)	277,104
Deferred income	354,411	(2,584,710)
Operating lease liabilities	(212,107)	(230,863)
Other current liabilities	(251,677)	471,225
Net cash provided by (used in) operating activities	(1,260,035)	1,195,844

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(1,645)
Purchase of company-owned life insurance policies	(128,681)	(142,637)
Proceed from sale of securities	569,499	-
Net cash provided by (used in) investing activities	440,818	(144,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(12,352)	(13,218)
Repayment to related parties	(866)	-
Net cash used in financing activities	(13,218)	(13,218)

Net effect of exchange rate changes on cash	(1,920,032)	(970,852)

Net change in cash
Cash - beginning of period	23,056,242	19,370,086
Net increase (decrease) in cash	(2,752,467)	67,492
Cash - end of period	$20,303,775	$19,437,578

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$123,639	$300,516
Operating expense paid by related parties on behalf of the Company	$11,679	$107,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,626	$1,845
Income taxes paid	$791,974	$2,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2022

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

As of March 31, 2022, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

RECLASSIFICATION

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2022	March 31, 2021
Current JPY: US$1 exchange rate	122.39	110.71
Average JPY: US$1 exchange rate	114.98	105.28

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2022. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of March 31, 2022 and September 30, 2021, as all sales of premium packs during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2022, and September 30, 2021, the Company's deferred income was $1,718,611 and $1,515,284 respectively. During the six months ended March 31, 2022, the Company recognized $1,515,284 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of March 31, 2022 and September 30, 2021 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of March 31, 2022	$-	-	-	-
As of September 30, 2021	$522,555	-	-	522,555

NOTE 4 - INCOME TAXES

For the six months ended March 31, 2022 and 2021, the Company had income tax expenses of $285,318 and $155,655, respectively. Effective tax rate was 85.46% and 8.22% for the six months ended March 31, 2022 and 2021, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2021	21.42%	23.20%	33.80%
2022	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2022 and 2021, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2022, and September 30, 2021, the Company’s due to related parties and director are as follows:

	March 31, 2022	September 30, 2021
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,164,150	1,153,337
Total due to related parties	$1,211,785	$1,200,972

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the six months ended March 31, 2022, Force Internationale paid expenses on behalf of the Company in the amount of $11,679.

Tomoo Yoshida provided guarantee for the Company’s office leases during the six months ended March 31, 2022 and 2021.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2022	September 30, 2021
Building	$215,329	$235,474
Leasehold improvement	50,527	55,254
Equipment	899,494	983,641
Vehicles	43,304	47,355
	1,208,654	1,321,724

Accumulated depreciation	(805,541)	(830,366)

Total net book value	$403,113	$491,358

The aggregate depreciation expense of property, plant and equipment was $49,189 and $57,332 for the six months ended March 31, 2022 and 2021, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of March 31, 2022 and September 30, 2021 was as follows:

	March 31, 2022	September 30, 2021
Software	$2,334,886	$2,553,312
Accumulated amortization	(1,753,780)	(1,771,024)
Total net book value	$581,106	$782,288

The aggregate amortization expense related to the software was $142,913 and $243,457 for the six months ended March 31, 2022 and 2021, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of March 31, 2022, the Company had four finance leases of equipment and vehicles with a gross value of approximately $91,641 and $43,304, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the six months ended March 31,
	2022	2021

Operating lease cost	$219,928	240,191
Short term lease cost	9,819	6,839
Finance lease cost:
Amortization of right-of-use asset	13,603	14,828
Interest on lease liability	1,500	1,831
Total finance lease cost	15,103	16,659
Total lease cost	$244,850	263,689

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the six months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,500	1,831
Operating cash flows from operating leases	$219,928	240,191
Financing cash flows from finance leases	$12,352	13,218

Weighted Average Remaining Lease Term
Operating leases	1.88 years	2.07 years
Finance leases	2.26 years	2.83 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.29%	3.02%

The future maturity of lease liabilities as of March 31, 2022 are as follows:

Year ending September 30	Finance lease	Operating lease
2022 (remaining)	$15,705	$206,613
2023	31,409	361,598
2024	41,646	132,358
2025	2,076	-
2026	-	-
Thereafter	-	-
Total	$90,836	$700,569
Less imputed interest	(11,707)	(17,551)
Total lease liabilities	79,129	683,018
Less current portion	(26,578)	(404,063)
Long-term lease liabilities	$52,551	$278,955

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

During the six months ended March 31, 2022, the Company has settled sixteen cases related to the cancellation of contracts in amount of approximately JPY35.4 million (approximately $289,000). As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY205.3 million (approximately $1.7 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY82.1 million (approximately $671,000). The Company accrued a total liability of JPY82.1 million (approximately $671,000) as of March 31, 2022 for pending legal cases as of filing date.

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

Business Information

As of March 31, 2022, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2022, and September 30, 2021, we had cash in the amount of $20,303,775 and $23,056,242, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $6,525,769 for the three months ended March 31, 2022 as opposed to $4,243,964 for the three months ended March 31, 2021. We recorded revenue of 11,568,356 for the six months ended March 31, 2022 as opposed to $15,155,701 for the six months ended March 31, 2021. The increase/decrease in revenue, in our opinion, is attributed to increase/decrease in recruitment activities of premium Force Club members.

Net Income (Loss)

We recorded net income of $718,280 for the three months ended March 31, 2022 as opposed to net loss of $554,253 for the three months ended March 31, 2021. The increase in net income is attributed to increase in revenues. We recorded net income of $48,554 for the six months ended March 31, 2022 as opposed to net income of $1,737,840 for the six months ended March 31, 2021. The decrease in net income is attributed to decrease in revenues.

Cash flow

For the six months ended March 31, 2022 we had negative cash flows from operations in the amount of $1,260,035. For the six months ended March 31, 2021, we had cash flows from operations in the amount of $1,195,844. The decrease in operating cash flow, in our opinion, is mainly attributed to the decrease in net income and change in fair value of marketable securities, and increase in settlement of account payable and income tax payable.

Working capital

As of March 31 2022, and September 30, 2021, we had working capital of $14,215,855 and $15,695,158, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $208,059 and $85,379 for the three months ended March 31, 2022 and 2021, respectively. For the six months ended March 31, 2022 and 2021, advertising expenses were $551,629 and $176,903, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, the Company continues to focus on expanding its sales network in order to strengthen its business activities. Though the sales were relatively slow in the first half year of the financial year ending September 30, 2022, the Company expects that it will be recovered in the second half year. We also plan to provide some benefits and incentives to the Premium Members as value-added services, in addition to the normal compensation package.

Impact of COVID-19

Due to the quasi-emergency measures and the spread of Omicron variant, economy recovery in Japan remained moderate during the second quarter of the financial year ending September 30, 2022. The quasi-emergency measures was lifted in March, economy activity in Japan is expected to be normalized during the third quarter and onwards. However, as there is still high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

As of March 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the six months ended March 31, 2022, the Company has settled sixteen cases related to the cancellation of contracts in amount of approximately JPY35.4 million (approximately $289,000). As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY205.3 million (approximately $1.7 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY82.1 million (approximately $671,000). The Company accrued a total liability of JPY82.1 million (approximately $671,000) as of March 31, 2022 for pending legal cases as of filing date.

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

Dated: May 20, 2022