Form 10-Q
period 2022-06-30
Exceed World, Inc.
filed 2022-08-22
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 22, 2022, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$25,089,367	$23,056,242
Marketable securities	-	522,555
Accounts receivable	52,268	67,073
Prepaid expenses	169,337	55,337
Inventories	71,407	912,037
Other current assets	87,109	1,319
TOTAL CURRENT ASSETS	25,469,488	24,614,563

Non-current Assets
Property, plant and equipment, net	349,517	491,358
Software, net	461,010	782,288
Operating lease right-of-use assets, net	552,611	875,457
Other intangible assets, net	139,800	170,728
Long-term prepaid expenses	42,715	52,107
Deferred tax assets	127,786	163,872
Insurance funds	1,036,841	1,051,349
Security deposits	207,819	253,795
TOTAL NON-CURRENT ASSETS	2,918,099	3,840,954

TOTAL ASSETS	$28,387,587	$28,455,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,219,686	$1,925,654
Accrued expenses and other payables	293,067	437,825
Contingency liability	464,728	771,480
Income tax payable	996,325	813,628
Deferred income	2,182,486	1,515,284
Finance lease obligations, current	23,967	28,661
Operating lease liabilities, current	353,786	440,177
Due to related parties	1,328,269	1,200,972
Due to director	741,248	741,248
Other current liabilities	1,257,160	1,044,476
TOTAL CURRENT LIABILITIES	9,860,722	8,919,405

Non-current Liabilities
Deferred tax liabilities	80,437	82,636
Finance lease obligations, non-current	41,002	72,101
Operating lease liabilities, non-current	167,990	397,623
TOTAL NON-CURRENT LIABILITIES	289,429	552,360

TOTAL LIABILITIES	10,150,151	9,471,765

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and September 30, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,366,316	18,876,548
Accumulated other comprehensive income (loss)	(4,235,990)	94
TOTAL SHAREHOLDERS' EQUITY	18,237,436	18,983,752

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,387,587	$28,455,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$14,293,974	$4,570,352	$25,862,330	$19,726,053
Cost of revenues	6,802,279	2,229,033	12,505,871	9,496,184
Gross profit	7,491,695	2,341,319	13,356,459	10,229,869

Operating expenses
Selling and distribution expenses	405,240	480,283	956,869	657,186
Administrative expenses	2,099,871	2,255,371	7,222,819	7,115,740
Total operating expenses	2,505,111	2,735,654	8,179,688	7,772,926

Income (loss) from operations	4,986,584	(394,335)	5,176,771	2,456,943

Other income (expense)
Other income	72,338	43,646	156,798	95,993
Change in fair value of marketable securities	-	323	60,851	(533,038)
Interest expenses	(618)	(641)	(2,244)	(2,486)
Total other income (expense)	71,720	43,328	215,405	(439,531)

Net income (loss) before tax	5,058,304	(351,007)	5,392,176	2,017,412
Income tax expense (credit)	1,617,090	(133,203)	1,902,408	22,452
Net income (loss)	$3,441,214	$(217,804)	$3,489,768	$1,994,960

Comprehensive income (loss)
Net income (loss)	$3,441,214	$(217,804)	$3,489,768	$1,994,960
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,444,094)	59,893	(4,236,084)	(941,533)

Total comprehensive income (loss)	$997,120	$(157,911)	$(746,316)	$1,053,427

Income (loss) per common share
Basic	$0.11	$(0.01)	$0.11	$0.06
Diluted	$0.11	$(0.01)	$0.11	$0.06

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	2,292,093	2,292,093
Foreign currency translation	-	-	-	428,461	-	428,461
Balance - December 31, 2020	32,700,000	$3,270	$103,840	$1,642,486	$18,094,097	$19,843,693
Net loss	-	-	-	-	(79,329)	(79,329)
Foreign currency translation	-	-	-	(1,429,887)	-	(1,429,887)
Balance - March 31, 2021	32,700,000	$3,270	$103,840	$212,599	$18,014,768	$18,334,477
Net loss	-	-	-	-	(217,804)	(217,804)
Foreign currency translation	-	-	-	59,893	-	59,893
Balance - June 30, 2021	32,700,000	$3,270	$103,840	$272,492	$17,796,964	$18,176,566

Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance - December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429
Net income	-	-	-	-	718,280	718,280
Foreign currency translation	-	-	-	(1,236,393)	-	(1,236,393)
Balance - March 31, 2022	32,700,000	$3,270	$103,840	$(1,791,896)	$18,925,102	$17,240,316
Net income	-	-	-	-	3,441,214	3,441,214
Foreign currency translation	-	-	-	(2,444,094)	-	(2,444,094)
Balance - June 30, 2022	32,700,000	3,270	103,840	(4,235,990)	22,366,316	18,237,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,489,768	$1,994,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276,334	440,091
Loss (gain) on disposal of property, plant and equipment	6,754	(2,101)
Change in fair value of marketable securities	(60,851)	533,038
Loss (gain) on company owned life insurance policies	(14,199)	161,697
Non-cash lease expense	305,960	339,231
Deferred income taxes	21,865	(124,233)
Changes in operating assets and liabilities:
Accounts receivable	3,028	(65,279)
Income tax recoverable	-	139,090
Prepaid expenses	(141,381)	(296,350)
Inventories	770,322	521,606
Other current assets	(98,118)	37,186
Long-term prepaid expenses	-	262
Accounts payable	733,207	(83,472)
Accrued expenses and other payables	50,587	47,890
Contingent liability	(190,462)	(171,416)
Income tax payable	376,472	145,373
Deferred income	1,074,028	(2,089,757)
Operating lease liabilities	(305,960)	(339,231)
Other current liabilities	458,368	488,633
Net cash provided by operating activities	6,755,722	1,677,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,037)	(4,596)
Purchase of company-owned life insurance policies	(186,472)	(208,020)
Proceed from disposal of property, plant and equipment	-	42,604
Proceed from sale of securities	546,404	-
Net cash provided by (used in) investing activities	341,895	(170,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(17,917)	(60,343)
Proceed from related parties	-	51,282
Repayment to related parties	(866)	-
Net cash used in financing activities	(18,783)	(9,061)

Net effect of exchange rate changes on cash	(5,045,709)	(949,237)

Net change in cash
Cash - beginning of period	23,056,242	19,370,086
Net increase in cash	2,033,125	548,908
Cash - end of period	$25,089,367	$19,918,994

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	-	49,677
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$118,625	$532,529
Operating expense paid by related parties on behalf of the Company	$128,163	$125,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,244	$2,207
Income taxes paid	$1,139,777	$2,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2022

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

As of June 30, 2022, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2022	June 30, 2021
Current JPY: US$1 exchange rate	136.68	110.58
Average JPY: US$1 exchange rate	119.84	106.69

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2022. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are two tiers of members, namely standard members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

Revenue from the premium pack is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of June 30, 2022 and September 30, 2021.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2022, and September 30, 2021, the Company's deferred income was $2,182,486 and $1,515,284 respectively. During the nine months ended June 30, 2022, the Company recognized $1,515,284 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, prepaid expenses, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of June 30, 2022 and September 30, 2021 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of June 30, 2022	$-	-	-	-
As of September 30, 2021	$522,555	-	-	522,555

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2022 and 2021, the Company had income tax expenses of $1,902,408 and $22,452, respectively. Effective tax rate was 35.28% and 1.11% for the nine months ended June 30, 2022 and 2021, respectively.

The provisions for income taxes for the nine months ended June 30, 2021 and 2022 are summarized as follows:

	For the nine months ended June 30,
	2022	2021
Current income tax expense	$1,880,543	146,685
Deferred income tax expense	21,865	(124,233)
Total	$1,902,408	22,452

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2022 and 2021, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2022, and September 30, 2021, the Company’s due to related parties and director are as follows:

	June 30, 2022	September 30, 2021
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,280,634	1,153,337
Total due to related parties	$1,328,269	$1,200,972

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the nine months ended June 30, 2022, Force Internationale paid expenses on behalf of the Company in the amount of $128,163 and the Company made repayments in the amount of $866.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2022 and 2021.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2022	September 30, 2021
Building	$192,817	$235,474
Leasehold improvement	45,244	55,254
Equipment	797,853	983,641
Vehicles	38,777	47,355
	1,074,691	1,321,724

Accumulated depreciation	(725,174)	(830,366)

Total net book value	$349,517	$491,358

The aggregate depreciation expense of property, plant and equipment was $71,537 and $85,280 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of June 30, 2022 and September 30, 2021 was as follows:

	June 30, 2022	September 30, 2021
Software	$2,090,772	$2,553,312
Accumulated amortization	(1,629,762)	(1,771,024)
Total net book value	$461,010	$782,288

The aggregate amortization expense related to the software was $204,797 and $354,285 for the nine months ended June 30, 2022 and 2021, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of June 30, 2022, the Company had four finance leases of equipment and vehicles with a gross value of approximately $82,060 and $38,777, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the nine months ended June 30,
	2022	2021

Operating lease cost	$316,514	355,525
Short term lease cost	14,410	10,124
Finance lease cost:
Amortization of right-of-use asset	19,578	21,957
Interest on lease liability	2,088	2,466
Total finance lease cost	21,666	24,423
Total lease cost	$352,590	390,072

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the nine months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,088	2,466
Operating cash flows from operating leases	$316,514	355,525
Financing cash flows from finance leases	$17,917	60,343

Weighted Average Remaining Lease Term
Operating leases	1.70 years	2.36 years
Finance leases	2.02 years	3.01 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.34%	3.19%

The future maturity of lease liabilities as of June 30, 2022 are as follows:

Year ending September 30	Finance lease	Operating lease
2022 (remaining)	$7,031	$92,506
2023	28,125	323,793
2024	37,292	118,520
2025	1,859	-
2026	-	-
Thereafter	-	-
Total	$74,307	$534,819
Less imputed interest	(9,338)	(13,043)
Total lease liabilities	64,969	521,776
Less current portion	(23,967)	(353,786)
Long-term lease liabilities	$41,002	$167,990

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

During the nine months ended June 30, 2022, the Company has settled eighteen cases related to the cancellation of contracts in amount of approximately JPY51.4 million (approximately $429,000). As of filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY159.5 million (approximately $1.2 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY63.5 million (approximately $465,000). The Company accrued a total liability of JPY63.5 million (approximately $465,000) as of June 30, 2022 for pending legal cases as of filing date.

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

Business Information

As of June 30, 2022, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2022, and September 30, 2021, we had cash in the amount of $25,089,367 and $23,056,242, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $14,293,974 for the three months ended June 30, 2022 as opposed to $4,570,352 for the three months ended June 30, 2021. We recorded revenue of 25,862,330 for the nine months ended June 30, 2022 as opposed to $19,726,053 for the nine months ended June 30, 2021. The increase in revenue, in our opinion, is attributed to increase in recruitment activities of premium Force Club members and membership fee.

Net Income

We recorded net income of $3,441,214 for the three months ended June 30, 2022 as opposed to net loss of $217,804 for the three months ended June 30, 2021. We recorded net income of $3,489,768 for the nine months ended June 30, 2022 as opposed to $1,994,960 for the nine months ended June 30, 2021. The increase in net income is attributed to increase in revenues.

Cash flow

For the nine months ended June 30, 2022 we had cash flows from operations in the amount of $6,755,722 as opposed to $1,677,218 for the nine months ended June 30, 2021. The increase in operating cash flow, in our opinion, is mainly attributed to the increase in net income and deferred income, and decrease in settlement of account payable.

Working capital

As of June 30 2022, and September 30, 2021, we had working capital of $15,608,766 and $15,695,158, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $405,240 and $480,283 for the three months ended June 30, 2022 and 2021, respectively. For the nine months ended June 30, 2022 and 2021, advertising expenses were $956,869 and $657,186, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Over the course of the next twelve months, the Company continues to focus on expanding its sales network in order to strengthen its business activities. The sales have been recovered in the period under the review. We also plan to provide some benefits and incentives to the Premium Members as value-added services, in addition to the normal compensation package.

Impact of COVID-19

The quasi-emergency measures were lifted in March 2022, economy activity in Japan is gradually normalized. The Company’s performance has significantly improved during the period under review. However, as there is still high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

As of June 30, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the nine months ended June 30, 2022, the Company has settled eighteen cases related to the cancellation of contracts in amount of approximately JPY51.4 million (approximately $429,000). As of filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY159.5 million (approximately $1.2 million) under the same nature, and the Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY63.5 million (approximately $465,000). The Company accrued a total liability of JPY63.5 million (approximately $465,000) as of June 30, 2022 for pending legal cases as of filing date.

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

Dated: August 22, 2022