Form 10-K
period 2022-09-30
Exceed World, Inc.
filed 2023-01-09
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka, Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our shares are traded
Common Stock, $0.0001	OTC Markets

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

[  ] Yes [X] No

As of March 31, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,746,800 based on a market price per share of $1.20.

As of January 9, 2023, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

Currently, the number of the employees of the Company is 37.

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

No.	Content Name	Target	Compatible Devices	Release Date
1	ENGLISH MONSTERS	Primary school students	iOS smartphone / tablet	2013
			Android smartphone / tablet
2	Romantic English Conversation - London Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
3	Romantic English Conversation - College Life Ver.	Age 18 and over	iOS smartphone / tablet	2013
			Android smartphone / tablet
4	ENGLISH MONSTERS AR	Primary school students	iOS smartphone / tablet	2013
			Android smartphone / tablet
5	The Blue Danube	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
6	The Nutcracker	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
7	Peter & the Wolf	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
8	The Four Seasons	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
9	The Carnival of the Animals	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
10	Play A,B,C on the Keyboard	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
11	Say Hello to English Words!	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
12	Force Paint	Infants	iOS smartphone / tablet	2012
			Android smartphone / tablet	2014
13	Force Musician	Infants	iOS smartphone / tablet	2012
14	Sign Language Course	Adults	PC	2014
15	University Entrance Exam Preparation Course	High school students/	PC	2008
		Those who prepare for entrance exam	Android smartphone / tablet	2014
16	High School Student-oriented e-learning	High school students	PC	2009
			Android smartphone / tablet	2014
17	Folstar	Adults	iOS smartphone Android smartphone	2008
18	School TV	Primary school students / Middle school students	PC	2015
			iOS smartphone / tablet
			Android smartphone / tablet
19	English Monsters app	Main: High school students / College students	iOS smartphone / tablet Android smartphone / tablet	2015
		(However, primary school students, middle school students, and adults are also included as targets.)
20	ForceMart	Force Club Members	PC	2017
			iOS smartphone / tablet
			Android smartphone / tablet
21	Japanese Words Dictionary	From primary school students to adults	PC	2021
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

Force Club Membership

Force Club members are those who intend to use products and services the Company offers. There are three tiers of Force Club members, namely standard members, support members and premium members. Premium members are those who wish to engage in recruiting new members (“Premium Members”).

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

Support members pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member.　The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company.

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

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 15,314 as of the date of this report.

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

Future Plans

During the year under review, economic activity in Japan gradually returned to normal as the coronavirus disease (“Covid-19”) pandemic situation has become under control and social distancing measures were eased. Due to the relaxation of these restrictions, the Company was able to resume conducting its business activities, resulting in a significant increase in the number of members and a growth in sales and profit.

Over the next twelve months, the Company intends to focus on expanding its sales network to strengthen its business activities. Since the year under review has led to an increased number of members, we expect a stable growth in monthly membership fee income for the coming financial year.

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is thirty-seven. All thirty-seven employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

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

The following table details the terms of the lease agreements for various properties leased by e-Learning Laboratory Co., Ltd.

Workspace	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2023
($6,158)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	June 30, 2024
($10,252)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 31, 2024
($5,718)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2023
($17,063)

Item 3. Legal Proceedings.

For the year ended September 30, 2022, the Company has settled eighteen legal cases in total amount of approximately JPY51.4 million (approximately $413,000) related to the cancellation of contracts. As of the filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY161.4 million (approximately $1.1 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY64.6 million (approximately $446,000). The Company has recorded JPY64.6 million (approximately $446,000) as contingency liability as of September 30, 2022, representing cases not yet settled as of September 30, 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2022 and September 30, 2021, we had cash in the amount of $23,822,217 and $23,056,242, respectively. The increase in cash is mainly attributed to increase in net income from operation and accounts payable. The accounts payable were mainly unpaid commissions to the Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $34,690,411 for the year ended September 30, 2022 as opposed to $28,433,822 for the year ended September 30, 2021. The increase in revenue, in our opinion, is attributed to an increase in recruitment activities of the Force Club premium members.

Net income

We recorded net income of $4,138,347 for the year ended September 30, 2022 as opposed to $3,074,544 for the year ended September 30, 2021. The increase in net income is attributed to an increase in revenue.

Cash flow

For the year ended September 30, 2022, we had cash flows from operations in the amount of $6,759,449 as opposed to $5,257,817 for the year ended September 30, 2021. The increase in operating cash flow, in our opinion, is mainly attributed to an increase in net income, adjusted by changes in accrued expenses and other payables, account payable and income tax payable, offset by the cash outflow resulting from changes in fair value of marketable securities and inventories.

Working capital

As of September 30, 2022 and 2021, we had working capital of $15,273,484 and $15,695,158, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,493,824 and $736,195 for the years ended September 30, 2022 and 2021, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

During the year under review, economic activity in Japan gradually returned to normal as the coronavirus disease (“Covid-19”) pandemic situation has become under control and social distancing measures were eased. Due to the relaxation of these restrictions, the Company was able to resume conducting its business activities, resulting in a significant increase in the number of members and a growth in sales and profit.

Over the next twelve months, the Company intends to focus on expanding its sales network to strengthen its business activities. Since the year under review has led to an increased number of members, we expect a stable growth in monthly membership fee income for the coming financial year.

Impact of COVID-19

It is expected that Japan's economy will recover and the Company will be able to continue conducting its business activities without restrictions. However, due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic, and the related financial impact to future periods cannot be estimated at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 206)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Changes in Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 9, 2023

-F2-

EXCEED WORLD, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2022	September 30, 2021

ASSETS
Current Assets
Cash	$23,822,217	$23,056,242
Marketable securities	-	522,555
Accounts receivable	48,860	67,073
Prepaid expenses	119,999	55,337
Inventories	1,396,622	912,037
Other current assets	1,751	1,319
TOTAL CURRENT ASSETS	25,389,449	24,614,563

Non-current Assets
Property, plant and equipment, net	385,941	491,358
Software, net	380,046	782,288
Operating lease right-of-use assets, net	436,407	875,457
Other intangible assets, net	127,293	170,728
Long-term prepaid expenses	38,018	52,107
Deferred tax assets	132,853	163,872
Insurance funds	1,023,069	1,051,349
Security deposits	196,152	253,795
TOTAL NON-CURRENT ASSETS	2,719,779	3,840,954

TOTAL ASSETS	$28,109,228	$28,455,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,910,407	$1,925,654
Accrued expenses and other payables	905,271	437,825
Contingency liability	445,846	771,480
Income tax payable	1,843,214	813,628
Deferred income	866,916	1,515,284
Finance lease obligations, current	22,781	28,661
Operating lease liabilities, current	296,359	440, 177
Due to related parties	1,398,781	1,200,972
Due to director	741,248	741,248
Other current liabilities	685,142	1,044,476
TOTAL CURRENT LIABILITIES	10,115,965	8,919,405

Non-current Liabilities
Deferred tax liabilities	82,380	82,636
Finance lease obligations, non-current	32,945	72,101
Operating lease liabilities, non-current	110,944	397,623
TOTAL NON-CURRENT LIABILITIES	226,269	552,360

TOTAL LIABILITIES	10,342,234	9,471,765

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of September 30, 2022 and 2021)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	23,014,895	18,876,548
Accumulated other comprehensive income (loss)	(5,355,011)	94
TOTAL SHAREHOLDERS' EQUITY	17,766,994	18,983,752

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,109,228	$28,455,517

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021

Revenues	$34,690,411	$28,433,822
Cost of revenues	17,306,860	13,696,281
Gross profit	17,383,551	14,737,541

Operating expenses
Selling and distribution expenses	1,493,824	736,195
Administrative expenses	9,482,020	9,696,903
Total operating expenses	10,975,844	10,433,098

Income from operations	6,407,707	4,304,443

Other income (expenses)
Other income	196,498	221,785
Change in fair value of marketable securities	60,851	(558,018)
Interest expenses	(2,785)	(1,776)
Total other income (expenses)	254,564	(338,009)

Net income before tax	6,662,271	3,966,434
Income tax expense	2,523,924	891,890
Net income	$4,138,347	$3,074,544

Comprehensive income (loss)
Net income	$4,138,347	$3,074,544
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,355,105)	(1,213,931)

Total comprehensive income (loss)	$(1,216,758)	$1,860,613

Income per common share
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2020	32,700,000	$3,270	$103,840	$1,214,025	$15,802,004	$17,123,139
Net income	-	-	-	-	3,074,544	3,074,544
Foreign currency translation	-	-	-	(1,213,931)	-	(1,213,931)
Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net income	-	-	-	-	4,138,347	4,138,347
Foreign currency translation	-	-	-	(5,355,105)	-	(5,355,105)
Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994

  The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,138,347	$3,074,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358,586	547,925
Loss (gain) on disposal of property, plant and equipment	6,461	(2,084)
Change in fair value of marketable securities	(60,852)	558,018
Gain on company owned life insurance policies	(7,166)	(621,539)
Deferred income taxes	14,322	45,124
Non-cash lease expense	393,583	449,767
Changes in operating assets and liabilities:
Accounts receivable	3,466	(3,042)
Income tax recoverable	-	137,991
Prepaid expenses	(88,593)	2,914
Inventories	(804,576)	269,883
Other current assets	(852)	38,392
Long-term prepaid expenses	2,691	3,115
Accounts payable	1,654,112	1,196,639
Contingency liability	(174,948)	239,582
Accrued expenses and other payables	801,827	401,428
Income tax payable	1,412,487	845,464
Deferred income	(353,836)	(1,925,308)
Operating lease liabilities	(393,583)	(449,767)
Other current liabilities	(142,027)	448,771
Net cash provided by operating activities	6,759,449	5,257,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(105,620)	(11,376)
Proceeds from disposal of property, plant and equipment	-	42,268
Purchase of company-owned life insurance policies	(237,683)	(275,168)
Proceeds from sales of securities	525,952	-
Net cash provided by (used in) investing activities	182,649	(244,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(23,175)	(65,414)
Proceeds from related parties	50,416	51,281
Net cash provided by (used in) financing activities	27,241	(14,133)

Net effect of exchange rate changes on cash	(6,203,364)	(1,313,252)

Net change in cash
Cash - beginning of year	23,056,242	19,370,086
Net increase in cash	765,975	3,686,156
Cash - end of year	$23,822,217	$23,056,242

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Equipment obtained in connection with finance lease	$-	$48,354
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$114,185	$528,320
Operating expense paid by related parties on behalf of the Company	$146,393	$388,650
Prepayment made by related parties on behalf of the Company	$1,000	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,785	$1,776
Income taxes paid	$1,097,116	$1,953

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). When used in these notes, the terms "Company", "we", "us" or "our" mean the Company.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated. The results of subsidiaries disposed during the respective periods are included in the consolidated statements of operations and comprehensive income (loss) up to the effective date of disposal.

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

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to write-down in value of inventory, useful lives and impairment of long-lived assets and legal contingencies. The extent to which the COVID-19 pandemic may directly or indirectly impact the business, financial condition, and results of operations is highly uncertain and subject to change. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

INVENTORIES

Inventories, consisting of educational products accounted for using the weighted average, are valued at the lower of cost and market value.

For the year ended September 30, 2022, 100% of the inventories of educational products were purchased from supplier A.

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

Membership and land have indefinite useful life, and the balance was $127,293 and $170,728 as of September 30, 2022 and 2021, respectively, included in other intangible assets.

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

-F7-

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) , Hong Kong Dollars (“HK$”) and United States Dollars (“US$” or “$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2022	September 30, 2021
Current JPY: US$1 exchange rate	144.81	111.92
Average JPY: US$1 exchange rate	124.50	107.54

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

The revenue generated from Force Club Membership arrangements accounted for substantially all of revenues during the year ended September 30, 2022. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the years ended September 30, 2022 and 2021, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of September 30, 2022 and 2021, as substantially all sales of premium packs (including the upgrade pack) during the years then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods delivered or the access granted. As of September 30, 2022 and 2021, the Company's deferred income was $866,916 and $1,515,284, respectively. During the year ended September 30, 2022, the Company recognized $1,515,284 of deferred income in the opening balance.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,493,824 and $736,195 for the years ended September 30, 2022 and 2021, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of expenses incurred related to the development activities for the Company’s internally-used software and are charged to operations as incurred as these costs do not qualify for capitalization. For the years ended September 30, 2022 and 2021, research and development expenses of $253,173 and $236,317 were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

The Company does not have any potentially dilutive instruments as of September 30, 2022 and 2021 and, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2022 and 2021.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (collectively with amendments issued subsequently thereto, “ASC 326”). ASC 326 eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 will be effective for the Company beginning on October 1, 2023. The Company does not expect the adoption to have a material impact to its consolidated financial statements.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of September 30, 2022 and 2021 owing to their short-term or present value nature or present value of the assets and liabilities.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2022 and 2021, and indicates the fair value hierarchy of the valuation.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Marketable Securities:
Publicly held equity securities
As of September 30, 2022	$-	-	-	-
As of September 30, 2021	$522,555	-	-	522,555

NOTE 4 INCOME TAXES

For the year ended September 30, 2022 and 2021, the provision of income tax expense was $2,523,924 and $891,890, consisting of current portion of $2,509,602 and $846,766, and deferred portion of $14,322 and $45,124, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the years ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2022	21.87%	23.74%	34.34%
2021	21.87%	23.74%	34.34%

Open tax years in Japan are five years. As of September 30, 2022, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2017. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	0.94%	2.94%
Effect of valuation allowance on deferred income tax assets	-	(15.24)%
Other adjustments	3.14%	1.00%
Total	37.88%	22.50%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2022 and 2021.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2022 and 2021, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2022 and 2021.

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

As of September 30, 2022, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2020. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2022 and 2021.

NOTE 5 DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

The Components of deferred tax assets and liabilities as of September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Deferred tax assets
Inventories	19,208	-
Software	48,663	82,030
Expense	151,053	261,377
Deferred tax assets	218,924	343,407
Net deferred tax assets, non-current	$218,924	$343,407

	September 30, 2022	September 30, 2021
Deferred tax liabilities
Insurance funds	$(168,451)	$(168,899)
Marketable securities	-	(93,273)
Deferred tax liabilities, non-current	$(168,451)	$(262,172)

For the purpose of presentation in the consolidated balance sheets, certain deferred income tax assets and liabilities have been offset. The following is the analysis of the deferred income tax balances for financial reporting purpose:

	September 30, 2022	September 30, 2021
Deferred tax assets	$132,853	$163,872
Deferred tax liabilities	$82,380	$82,636

NOTE 6 RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2022 and 2021, the Company’s due to related parties and directors were as follows:

	September 30, 2022	September 30, 2021
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,351,146	1,153,337
Total due to related parties	$1,398,781	$1,200,972

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2022 and 2021.

-F9-

NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2022	September 30, 2021
Building	$181,992	$235,474
Leasehold improvement	42,704	55,254
Equipment	827,886	983,641
Vehicles	36,600	47,355
	1,089,182	1,321,724

Accumulated depreciation	(703,241)	(830,366)

Total net book value	$385,941	$491,358

The aggregate depreciation expense of property, plant and equipment was $91,969 and $119,551 for the years ended September 30, 2022 and 2021, respectively.

NOTE 8 SOFTWARE

The book value of the Company’s software as of September 30, 2022 and 2021 was as follows:

	September 30, 2022	September 30, 2021
Software	$1,136,510	$2,553,312
Accumulated amortization	(756,464)	(1,771,024)
Total net book value	380,046	782,288

The aggregate amortization expense related to the software was $261,198 and $428,374 for the years ended September 30, 2022 and 2021, respectively, included in operating expenses. Fully-amortized software with an original cost of $1,416,802 was discarded in the year ended September 30, 2022, no gain or loss was recognized.

The estimated future amortization expense of software as of September 30, 2022 is as follows:

Year ending September 30	Amount
2023	$184,101
2024	132,120
2025	63,825
2026	-
2027	-
Thereafter	-
Total	$380,046

NOTE 9 COMMITMENTS

As of September 30, 2022, the Company had four finance leases comprised of equipment and vehicle leases with a gross value of $77,453 and $36,600, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the year ended September 30,
2022

Operating lease cost	$406,222
Short term lease cost	18,674
Finance lease cost:
Amortization of right-of-use assets	25,127
Interest on lease obligations	2,589
Total finance lease cost	27,716
Total lease cost	$452,612

The following table presents the Company’s supplemental information related to operating and finance leases:

For the year ended September 30,
2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,589
Operating cash flows from operating leases	$406,222
Financing cash flows from finance leases	$23,175

Weighted Average Remaining Lease Term
Operating leases	1.49 years
Finance leases	1.77 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	3.39%

The future maturity of lease liabilities as of September 30, 2022 were as follows:

Year ending September 30	Finance lease	Operating lease
2023	$26,546	305,614
2024	35,198	111,866
2025	1,755	-
2026	-	-
2027	-	-
Thereafter	-	-
Total	63,499	417,480
Less imputed interest	(7,773)	(10,177)
Total lease liabilities	55,726	407,303
Less current portion	(22,781)	(296,359)
Long-term lease liabilities	$32,945	$110,944

NOTE 10 CONTINGENCIES

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

 For the year ended September 30, 2022, the Company has settled eighteen legal cases in total amount of approximately JPY51.4 million (approximately $413,000) related to the cancellation of contracts. As of the filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY161.4 million (approximately $1.1 million) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY64.6 million (approximately $446,000). The Company has recorded JPY64.6 million (approximately $446,000) as contingency liability as of September 30, 2022, representing cases not yet settled as of September 30, 2022.

NOTE 11 SUBSEQUENT EVENTS

The Company evaluated subsequent events through January 9, 2023, the date the financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report for the year ended September 30, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2022 the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	60	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2022.

Procedure for Nominating Directors

During the year ended September 30, 2022, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Directors for the years ended September 30, 2022 and 2021 in relation to the Company.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2022	1,156,626	-	-	-	-	-	-	1,156,626

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2021	1,339,037	-	-	-	-	-	-	1,339,037

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

For the years ended September 30, 2022 and 2021, e-Learning Laboratory Co., Ltd., paid out $963,855 and $1,115,864 respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2022 and 2021, e-Communications Co., Ltd., paid out $192,771 and $223,173, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2022 and 2021, Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2022.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (*)
Executive Officers and Directors
Tomoo Yoshida	1,400,000	4.3%	-	0.0%	4.3%
5% Shareholders
Keiichi Koga	1,400,000	4.3%	-	0.0%	4.3%
Force Internationale Limited	27,594,000	84.4%	-	0.0%	84.4%

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

Due to related parties and directors

As of September 30, 2022 and 2021, the Company’s due to related parties and directors are as follows:

	September 30, 2022	September 30, 2021
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,351,146	1,153,337
Total due to related parties	$1,398,781	$1,200,972

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2022 and 2021.

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

		2022	2021
Audit fees	MaloneBailey, LLP	$125,424	$203,000
Tax fees	Anderson Bradshaw PLLC	$6,000	$6,000
All other fees		-	-
Total		$131,424	$209,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Amendment to the Articles of Incorporation of the Company (2)

3.4	Amendment to the Articles of Incorporation of the Company (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on November 1, 2016, and incorporated herein by this reference.
(4)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 9, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 9, 2023