Form 10-Q
period 2022-12-31
Exceed World, Inc.
filed 2023-02-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 14, 2023, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$23,879,873	$23,822,217
Accounts receivable	158,867	48,860
Prepaid expenses	156,399	119,999
Inventories	1,320,876	1,396,622
Other current assets	2,666	1,751
TOTAL CURRENT ASSETS	25,518,681	25,389,449

Non-current Assets
Property, plant and equipment, net	390,469	385,941
Software, net	356,646	380,046
Operating lease right-of-use assets, net	382,852	436,407
Other intangible assets, net	137,638	127,293
Long-term prepaid expenses	40,832	38,018
Deferred tax assets	218,055	132,853
Insurance funds	55,734	1,023,069
Security deposits	214,052	196,152
TOTAL NON-CURRENT ASSETS	1,796,278	2,719,779

TOTAL ASSETS	$27,314,959	$28,109,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$900,942	$2,910,407
Accrued expenses and other payables	437,412	905,271
Contingency liability	499,322	445,846
Income tax payable	293,219	1,843,214
Deferred income	2,034,940	866,916
Finance lease obligations, current	25,035	22,781
Operating lease liabilities, current	268,353	296,359
Due to related parties	1,491,380	1,398,781
Due to director	741,248	741,248
Other current liabilities	826,200	685,142
TOTAL CURRENT LIABILITIES	7,518,051	10,115,965

Non-current Liabilities
Deferred tax liabilities	-	82,380
Finance lease obligations, non-current	29,626	32,945
Operating lease liabilities, non-current	82,739	110,944
TOTAL NON-CURRENT LIABILITIES	112,365	226,269

TOTAL LIABILITIES	7,630,416	10,342,234

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and September 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of December 31, 2022 and September 30, 2022)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	23,107,354	23,014,895
Accumulated other comprehensive loss	(3,529,921)	(5,355,011)
TOTAL SHAREHOLDERS' EQUITY	19,684,543	17,766,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,314,959	$28,109,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

Revenues	$6,031,803	$5,042,587
Cost of revenues	2,899,252	2,589,258
Gross profit	3,132,551	2,453,329

Operating expenses
Selling and distribution expenses	384,058	343,570
Administrative expenses	2,560,321	2,597,733
Total operating expenses	2,944,379	2,941,303

Income (loss) from operations	188,172	(487,974)

Other income (expense)
Other income	27,042	72,348
Change in fair value of marketable securities	-	(102,550)
Interest expenses	(508)	(840)
Total other income (expense)	26,534	(31,042)

Net income (loss) before tax	214,706	(519,016)
Income tax expense	122,247	150,710
Net income (loss)	$92,459	$(669,726)

Comprehensive income (loss)
Net income (loss)	$92,459	$(669,726)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,825,090	(555,597)

Total comprehensive income (loss)	$1,917,549	$(1,225,323)

Income (loss) per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance - December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429

Balance - September 30, 2022	32,700,000	3,270	103,840	(5,355,011)	23,014,895	17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	3,270	103,840	(3,529,921)	23,107,354	19,684,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$92,459	$(669,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84,517	97,811
Change in fair value of marketable securities	-	102,550
Gain on company owned life insurance policies	(7,793)	(20,201)
Non-cash lease expense	87,647	106,992
Deferred income taxes	(152,970)	55,813
Changes in operating assets and liabilities:
Accounts receivable	(99,069)	1,391
Prepaid expenses	(23,978)	87
Inventories	190,724	97,490
Other current assets	(707)	(46,030)
Long-term prepaid expenses	592	-
Accounts payable	(2,135,388)	(994,112)
Accrued expenses and other payables	(424,193)	395,948
Contingent liability	12,003	(201,281)
Income tax payable	(1,612,715)	(705,923)
Deferred income	1,022,058	(866,606)
Operating lease liabilities	(87,647)	(106,992)
Other current liabilities	73,711	(365,143)
Net cash used in operating activities	(2,980,749)	(3,117,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of company-owned life insurance policies	(8,416)	(65,059)
Proceed from surrender of company-owned life insurance policies	1,011,787	-
Net cash provided by (used in) investing activities	1,003,371	(65,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(5,302)	(6,196)
Net cash used in financing activities	(5,302)	(6,196)

Net effect of exchange rate changes on cash	2,040,336	(584,103)

Net change in cash
Cash - beginning of period	23,822,217	23,056,242
Net increase (decrease) in cash	57,656	(3,773,290)
Cash - end of period	$23,879,873	$19,282,952

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$-	125,020
Operating expense paid by related parties on behalf of the Company	$92,599	$10,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$508	$839
Income taxes paid	$1,887,932	$800,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2022

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

As of December 31, 2022, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2022, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2022	December 31, 2021
Current JPY: US$1 exchange rate	132.70	115.02
Average JPY: US$1 exchange rate	141.38	113.71

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2022. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the three months ended December 31, 2022 and 2021, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of December 31, 2022 and September 30, 2022, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2022, and September 30, 2022, the Company's deferred income was $2,034,940 and $866,916 respectively. During the three months ended December 31, 2022, the Company recognized $866,916 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of December 31, 2022 and September 30, 2022 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the three months ended December 31, 2022 and 2021, the Company had income tax expenses of $122,247 and $150,710, respectively. Effective tax rate was 56.94% and (29.04)% for the three months ended December 31, 2022 and 2021, respectively.

The provisions for income taxes for the three months ended December 31, 2021 and 2022 are summarized as follows:

	For the three months ended December 31,
	2022	2021
Current income tax expense	$275,217	94,897
Deferred income tax expense	(152,970)	55,813
Total	$122,247	150,710

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended December 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2021	21.87%	23.74%	34.34%
2022	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2022 and 2021, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2022, and September 30, 2022, the Company’s due to related parties and director are as follows:

	December 31, 2022	September 30, 2022
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,443,745	1,351,146
Total due to related parties	$1,491,380	$1,398,781

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the three months ended December 31, 2022, Force Internationale paid expenses on behalf of the Company in the amount of $92,599.

Tomoo Yoshida provided guarantee for the Company’s office leases during the three months ended December 31, 2022 and 2021.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2022	September 30, 2022
Building	$198,600	$181,992
Leasehold improvement	46,601	42,704
Equipment	903,438	827,886
Vehicles	39,940	36,600
	1,188,579	1,089,182

Accumulated depreciation	(798,110)	(703,241)

Total net book value	$390,469	$385,941

The aggregate depreciation expense of property, plant and equipment was $28,807 and $24,869 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of December 31, 2022 and September 30, 2022 was as follows:

	December 31, 2022	September 30, 2022
Software	$1,240,226	$1,136,510
Accumulated amortization	(883,580)	(756,464)
Total net book value	$356,646	$380,046

The aggregate amortization expense related to the software was $54,517 and $72,942 for the three months ended December 31, 2022 and 2021, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of December 31, 2022, the Company had four finance leases of equipment and vehicles with a gross value of approximately $84,521 and $39,940, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the three months ended December 31,
	2022	2021

Operating lease cost	$89,430	111,192
Short term lease cost	4,229	3,166
Finance lease cost:
Amortization of right-of-use asset	5,532	6,878
Interest on lease liability	470	783
Total finance lease cost	6,002	7,661
Total lease cost	$99,661	122,019

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the three months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$470	783
Operating cash flows from operating leases	$89,430	111,192
Financing cash flows from finance leases	$5,302	6,196

Weighted Average Remaining Lease Term
Operating leases	1.25 years	2.11 years
Finance leases	1.52 years	2.51 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.46%	3.26%

The future maturity of lease liabilities as of December 31, 2022 are as follows:

Year ending September 30	Finance lease	Operating lease
2023 (remaining)	$21,727	$238,224
2024	38,410	122,074
2025	1,915	-
2026	-	-
2027	-	-
Thereafter	-	-
Total	$62,052	$360,298
Less imputed interest	(7,391)	(9,206)
Total lease liabilities	54,661	351,092
Less current portion	(25,035)	(268,353)
Long-term lease liabilities	$29,626	$82,739

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

As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY165.6 million (approximately $1.2 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY66.3 million (approximately $500,000). The Company accrued a total liability of JPY66.3 million (approximately $500,000) as of December 31, 2022.

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

Business Information

As of December 31, 2022, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2022, and September 30, 2022, we had cash in the amount of $23,879,873 and $23,822,217, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $6,031,803 for the three months ended December 31, 2022 as opposed to $5,042,587 for the three months ended December 31, 2021. The increase in revenue, in our opinion, is attributed to increase in recruitment activities of premium Force Club members.

Net Income

We recorded net income of $92,459 for the three months ended December 31, 2022 as opposed to net loss of $669,726 for the three months ended December 31, 2021. The increase in net income is attributed to increase in revenues.

Cash flow

For the three months ended December 31, 2022, we had negative cash flows from operations in the amount of $2,980,749 as opposed to $3,117,932 for the three months ended December 31, 2021. The increase in operating cash flow, in our opinion, is mainly attributed to the increase in net income and deferred income.

Working capital

As of December 31, 2022, and September 30, 2022, we had working capital of $18,000,630 and $15,273,484 respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $383,577 and $343,570 for the three months ended December 31, 2022 and 2021, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

The Company had a good start in the fiscal year of 2023. Sales for the period under review increased compared to the same period of the previous year and we expect further growth in the following periods. Over the course of the next twelve months, the Company will continue to focus on expanding its sales network in order to strengthen its business activities as well as to provide benefits and incentives to premium members as value-added services, in addition to the standard compensation package.

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

As of December 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY165.6 million (approximately $1.2 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY66.3 million (approximately $500,000). The Company accrued a total liability of JPY66.3 million (approximately $500,000) as of December 31, 2022.

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

Dated: February 14, 2023