Form 10-Q
period 2023-03-31
Exceed World, Inc.
filed 2023-05-15
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2023, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$25,455,767	$23,822,217
Accounts receivable	55,799	48,860
Prepaid expenses	94,385	119,999
Inventories	924,796	1,396,622
Other current assets	17,778	1,751
TOTAL CURRENT ASSETS	26,548,525	25,389,449

Non-current Assets
Property, plant and equipment, net	374,172	385,941
Software, net	297,038	380,046
Operating lease right-of-use assets, net	881,849	436,407
Other intangible assets, net	135,519	127,293
Long-term prepaid expenses	39,954	38,018
Deferred tax assets	204,976	132,853
Insurance funds	57,034	1,023,069
Security deposits	212,722	196,152
TOTAL NON-CURRENT ASSETS	2,203,264	2,719,779

TOTAL ASSETS	$28,751,789	$28,109,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,210,721	$2,910,407
Accrued expenses and other payables	633,546	905,271
Contingency liability	485,404	445,846
Income tax payable	709,556	1,843,214
Deferred income	2,077,843	866,916
Finance lease obligations, current	21,424	22,781
Operating lease liabilities, current	366,195	296,359
Due to related parties	1,600,200	1,398,781
Due to director	741,248	741,248
Other current liabilities	594,393	685,142
TOTAL CURRENT LIABILITIES	8,440,530	10,115,965

Non-current Liabilities
Deferred tax liabilities	-	82,380
Finance lease obligations, non-current	35,140	32,945
Operating lease liabilities, non-current	484,091	110,944
TOTAL NON-CURRENT LIABILITIES	519,231	226,269

TOTAL LIABILITIES	8,959,761	10,342,234

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and September 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of March 31, 2023 and September 30, 2022)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	23,347,554	23,014,895
Accumulated other comprehensive loss	(3,662,636)	(5,355,011)
TOTAL SHAREHOLDERS' EQUITY	19,792,028	17,766,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,751,789	$28,109,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenues	$8,122,082	$6,525,769	$14,153,885	$11,568,356
Cost of revenues	4,026,656	3,114,334	6,925,908	5,703,592
Gross profit	4,095,426	3,411,435	7,227,977	5,864,764

Operating expenses
Selling and distribution expenses	777,088	208,059	1,161,146	551,629
Administrative expenses	2,706,653	2,525,215	5,266,974	5,122,948
Total operating expenses	3,483,741	2,733,274	6,428,120	5,674,577

Income from operations	611,685	678,161	799,857	190,187

Other income (expense)
Other income	52,013	12,112	79,055	84,460
Change in fair value of marketable securities	-	163,401	-	60,851
Interest expenses	(834)	(786)	(1,342)	(1,626)
Total other income	51,179	174,727	77,713	143,685

Net income before tax	662,864	852,888	877,570	333,872
Income tax expense	422,664	134,608	544,911	285,318
Net income	$240,200	$718,280	$332,659	$48,554

Comprehensive income (loss)
Net income	$240,200	$718,280	$332,659	$48,554
Other comprehensive income (loss)
Foreign currency translation adjustment	(132,715)	(1,236,393)	1,692,375	(1,791,990)

Total comprehensive income (loss)	$107,485	$(518,113)	$2,025,034	$(1,743,436)

Income per common share
Basic	$0.01	$0.02	$0.01	$0.00
Diluted	$0.01	$0.02	$0.01	$0.00

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance - December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429
Net income	-	-	-	-	718,280	718,280
Foreign currency translation	-	-	-	(1,236,393)	-	(1,236,393)
Balance - March 31, 2022	32,700,000	$3,270	$103,840	$(1,791,896)	$18,925,102	$17,240,316

Balance - September 30, 2022	32,700,000	3,270	103,840	(5,355,011)	23,014,895	17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	3,270	103,840	(3,529,921)	23,107,354	19,684,543
Net income	-	-	-	-	240,200	240,200
Foreign currency translation	-	-	-	(132,715)	-	(132,715)
Balance - March 31, 2023	32,700,000	3,270	103,840	(3,662,636)	23,347,554	19,792,028

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$332,659	$48,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	174,870	192,102
Gain on disposal of property, plant, equipment	(8,199)	-
Change in fair value of marketable securities	-	(60,851)
Gain on company owned life insurance policies	(9,643)	(19,356)
Non-cash lease expense	178,581	212,107
Deferred income taxes	(146,371)	(46,458)
Changes in operating assets and liabilities:
Accounts receivable	(2,740)	3,148
Prepaid expenses	34,740	(48,179)
Inventories	574,616	262,387
Other current assets	(15,468)	(51,853)
Long-term prepaid expenses	1,222	-
Accounts payable	(1,895,436)	(958,592)
Accrued expenses and other payables	(138,383)	30,327
Contingency liability	1,846	(36,833)
Income tax payable	(1,256,156)	(677,165)
Deferred income	1,108,393	354,411
Operating lease liabilities	(178,581)	(212,107)
Other current liabilities	(144,799)	(251,677)
Net cash used in operating activities	(1,388,849)	(1,260,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,801)	-
Proceeds from disposal of property, plant and equipment	34,491	-
Purchase of company-owned life insurance policies	(8,681)	(128,681)
Proceed from surrender of company-owned life insurance policies	1,043,677	-
Proceed from sale of securities	-	569,499
Net cash provided by investing activities	1,061,686	440,818

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(38,364)	(12,352)
Repayment of related parties	-	(866)
Net cash used in financing activities	(38,364)	(13,218)

Net effect of exchange rate changes on cash	1,999,077	(1,920,032)

Net change in cash
Cash - beginning of period	23,822,217	23,056,242
Net increase (decrease) in cash	1,633,550	(2,752,467)
Cash - end of period	$25,455,767	$20,303,775

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$35,523	$-
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$576,635	$123,639
Operating expense paid by related parties on behalf of the Company	$201,419	$11,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,341	$1,626
Income taxes paid	$1,947,438	$791,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2023

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

As of March 31, 2023, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2023	March 31, 2022
Current JPY: US$1 exchange rate	133.53	122.39
Average JPY: US$1 exchange rate	137.06	114.98

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2023. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the six months ended March 31, 2023 and 2022, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of March 31, 2023 and September 30, 2022, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2023, and September 30, 2022, the Company's deferred income was $2,077,843 and $866,916 respectively. During the six months ended March 31, 2023, the Company recognized $866,916 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of March 31, 2023 and September 30, 2022 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the six months ended March 31, 2023 and 2022, the Company had income tax expenses of $544,911 and $285,318, respectively. Effective tax rate was 62.09% and 85.46% for the six months ended March 31, 2023 and 2022, respectively.

The provisions for income taxes for the six months ended March 31, 2023 and 2022 are summarized as follows:

	For the six months ended March 31,
	2023	2022
Current income tax expense	$691,282	331,776
Deferred income tax expense	(146,371)	(46,458)
Total	$544,911	285,318

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2022	21.87%	23.74%	34.34%
2023	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2023 and 2022, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2023, and September 30, 2022, the Company’s due to related parties and director are as follows:

	March 31, 2023	September 30, 2022
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,552,565	1,351,146
Total due to related parties	$1,600,200	$1,398,781

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the six months ended March 31, 2023 and 2022, Force Internationale paid expenses on behalf of the Company in the amount of $201,419 and $11,679, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the six months ended March 31, 2023 and 2022.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2023	September 30, 2022
Building	$197,365	$181,992
Leasehold improvement	46,312	42,704
Equipment	905,884	827,886
Vehicles	36,408	36,600
	1,185,969	1,089,182

Accumulated depreciation	(811,797)	(703,241)

Total net book value	$374,172	$385,941

The aggregate depreciation expense of property, plant and equipment was $60,261 and $49,189 for the six months ended March 31, 2023 and 2022, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of March 31, 2023 and September 30, 2022 was as follows:

	March 31, 2023	September 30, 2022
Software	$1,232,517	$1,136,510
Accumulated amortization	(935,479)	(756,464)
Total net book value	$297,038	$380,046

The aggregate amortization expense related to the software was $112,148 and $142,913 for the six months ended March 31, 2023 and 2022, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of March 31, 2023, the Company had four finance leases of equipment and vehicles with a gross value of approximately $83,995 and $36,462, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the six months ended March 31,
	2023	2022

Operating lease cost	$184,498	219,928
Short term lease cost	8,799	9,819
Finance lease cost:
Amortization of right-of-use asset	11,906	13,603
Interest on lease liability	929	1,500
Total finance lease cost	12,835	15,103
Total lease cost	$206,132	244,850

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the six months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$929	1,500
Operating cash flows from operating leases	$184,498	219,928
Financing cash flows from finance leases	$38,364	12,352

Weighted Average Remaining Lease Term
Operating leases	2.75 years	1.88 years
Finance leases	3.62 years	2.26 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	5.44%	3.29%

The future maturity of lease liabilities as of March 31, 2023 are as follows:

Year ending September 30	Finance lease	Operating lease
2023 (remaining)	$13,168	$189,376
2024	19,740	345,725
2025	9,146	199,614
2026	7,243	137,416
2027	7,243	-
Thereafter	15,484	-
Total	$72,024	$872,131
Less imputed interest	(15,460)	(21,845)
Total lease liabilities	56,564	850,286
Less current portion	(21,424)	(366,195)
Long-term lease liabilities	$35,140	$484,091

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

During the six months ended March 31, 2023, the Company has settled one legal case in the amount of approximately JPY2.0 million (approximately $15,000) related to the cancellation of contract. As of filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY160.8 million (approximately $1.2 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY64.3 million (approximately $482,000). The Company accrued a total liability of JPY64.3 million (approximately $482,000) as of March 31, 2023.

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

Business Information

As of March 31, 2023, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2023, and September 30, 2022, we had cash in the amount of $25,455,767 and $23,822,217, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $8,122,082 for the three months ended March 31, 2023 as opposed to $6,525,769 for the three months ended March 31, 2022. We recorded revenue of $14,153,885 for the six months ended March 31, 2023 as opposed to $11,568,356 for the six months ended March 31, 2022. The increase in revenue, in our opinion, is attributed to increase in recruitment activities of premium Force Club members.

Net Income

We recorded net income of $240,200 for the three months ended March 31, 2023 as opposed to $718,280 for the three months ended March 31, 2022. The decrease in net income is attributed to increase in operating expenses. We recorded net income of $332,659 for the six months ended March 31, 2023 as opposed to $48,554 for the six months ended March 31, 2022. The increase in net income is attributed to increase in revenue.

Cash flow

For the six months ended March 31, 2023, we had negative cash flows from operations in the amount of $1,388,849 as opposed to $1,260,035 for the six months ended March 31, 2022. The decrease in operating cash flow, in our opinion, is mainly attributed to the increase in settlement of account payable and income tax payable.

Working capital

As of March 31, 2023, and September 30, 2022, we had working capital of $18,107,995 and $15,273,484 respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $777,088 and $208,059 for the three months ended March 31, 2023 and 2022, respectively. For the six months ended March 31, 2023 and 2022, advertising expenses were $1,161,146 and $551,629, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

Sales have been steadily growing during the period under review. Over the course of the next twelve months, the Company will continue to focus on expanding its sales network in order to strengthen its business activities as well as to provide benefits and incentives to premium members as value-added services, in addition to the standard compensation package.

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

As of March 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the six months ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the six months ended March 31, 2023, the Company has settled one legal case in the amount of approximately JPY2.0 million (approximately $15,000) related to the cancellation of contract. As of filing date, the Company had eight pending legal cases, claiming a damage of approximately JPY160.8 million (approximately $1.2 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY64.3 million (approximately $482,000). The Company accrued a total liability of JPY64.3 million (approximately $482,000) as of March 31, 2023.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Amendment to the Articles of Incorporation of the Company (2)

3.4	Amendment to the Articles of Incorporation of the Company (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on January 12, 2016, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K as filed with the SEC on November 1, 2016, and incorporated herein by this reference.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Name: Tomoo Yoshida

CEO, President, Director

Dated: May 15, 2023