Form 10-Q
period 2023-06-30
Exceed World, Inc.
filed 2023-08-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2023, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	June 30, 2023	September 30, 2022

ASSETS
Current Assets
Cash	$20,037,228	$23,822,217
Accounts receivable	53,076	48,860
Income tax recoverable	607,601	-
Prepaid expenses	80,818	119,999
Inventories	1,931,290	1,396,622
Other current assets	272,990	1,751
TOTAL CURRENT ASSETS	22,983,003	25,389,449

Non-current Assets
Property, plant and equipment, net	351,471	385,941
Software, net	231,122	380,046
Operating lease right-of-use assets, net	728,415	436,407
Other intangible assets, net	123,644	127,293
Long-term prepaid expenses	36,239	38,018
Deferred tax assets	175,796	132,853
Insurance funds	53,933	1,023,069
Security deposits	195,908	196,152
TOTAL NON-CURRENT ASSETS	1,896,528	2,719,779

TOTAL ASSETS	$24,879,531	$28,109,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$649,139	$2,910,407
Accrued expenses and other payables	992,066	905,271
Contingency liability	465,530	445,846
Income tax payable	435,290	1,843,214
Deferred income	1,109,253	866,916
Finance lease obligations, current	17,628	22,781
Operating lease liabilities, current	331,200	296,359
Due to related parties	1,621,680	1,398,781
Due to director	741,248	741,248
Other current liabilities	543,681	685,142
TOTAL CURRENT LIABILITIES	6,906,715	10,115,965

Non-current Liabilities
Deferred tax liabilities	-	82,380
Finance lease obligations, non-current	29,588	32,945
Operating lease liabilities, non-current	368,147	110,944
TOTAL NON-CURRENT LIABILITIES	397,735	226,269

TOTAL LIABILITIES	7,304,450	10,342,234

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and September 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of June 30, 2023 and September 30, 2022)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,852,802	23,014,895
Accumulated other comprehensive loss	(5,384,831)	(5,355,011)
TOTAL SHAREHOLDERS' EQUITY	17,575,081	17,766,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,879,531	$28,109,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$6,998,555	$14,293,974	$21,152,440	$25,862,330
Cost of revenues	3,457,870	6,802,279	10,383,778	12,505,871
Gross profit	3,540,685	7,491,695	10,768,662	13,356,459

Operating expenses
Selling and distribution expenses	677,542	405,240	1,838,688	956,869
Administrative expenses	3,107,018	2,099,871	8,373,992	7,222,819
Total operating expenses	3,784,560	2,505,111	10,212,680	8,179,688

Income (loss) from operations	(243,875)	4,986,584	555,982	5,176,771

Other income (expense)
Other income	29,043	72,338	108,098	156,798
Change in fair value of marketable securities	-	-	-	60,851
Interest expenses	(429)	(618)	(1,771)	(2,244)
Total other income	28,614	71,720	106,327	215,405

Net income (loss) before tax	(215,261)	5,058,304	662,309	5,392,176
Income tax expense	279,491	1,617,090	824,402	1,902,408
Net income (loss)	$(494,752)	$3,441,214	$(162,093)	$3,489,768

Comprehensive income (loss)
Net income (loss)	$(494,752)	$3,441,214	$(162,093)	$3,489,768
Other comprehensive loss
Foreign currency translation adjustment	(1,722,195)	(2,444,094)	(29,820)	(4,236,084)

Total comprehensive income (loss)	$(2,216,947)	$997,120	$(191,913)	$(746,316)

Income (loss) per common share
Basic	$(0.02)	$0.11	$(0.00)	$0.11
Diluted	$(0.02)	$0.11	$(0.00)	$0.11

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net loss	-	-	-	-	(669,726)	(669,726)
Foreign currency translation	-	-	-	(555,597)	-	(555,597)
Balance - December 31, 2021	32,700,000	$3,270	$103,840	$(555,503)	$18,206,822	$17,758,429
Net income	-	-	-	-	718,280	718,280
Foreign currency translation	-	-	-	(1,236,393)	-	(1,236,393)
Balance - March 31, 2022	32,700,000	$3,270	$103,840	$(1,791,896)	$18,925,102	$17,240,316
Net income	-	-	-	-	3,441,214	3,441,214
Foreign currency translation	-	-	-	(2,444,094)	-	(2,444,094)
Balance - June 30, 2022	32,700,000	$3,270	$103,840	$(4,235,990)	$22,366,316	$18,237,436

Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	3,270	103,840	(3,529,921)	23,107,354	19,684,543
Net income	-	-	-	-	240,200	240,200
Foreign currency Translation	-	-	-	(132,715)	-	(132,715)
Balance - March 31, 2023	32,700,000	3,270	103,840	(3,662,636)	23,347,554	19,792,028
Net loss	-	-	-	-	(494,752)	(494,752)
Foreign currency translation	-	-	-	(1,722,195)	-	(1,722,195)
Balance - June 30, 2023	32,700,000	$3,270	$103,840	$(5,384,831)	$22,852,802	$17,575,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(162,093)	$3,489,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	253,303	276,334
Loss on disposal of property, plant, equipment	35,891	6,754
Change in fair value of marketable securities	-	(60,851)
Gain on company owned life insurance policies	(11,125)	(14,199)
Non-cash lease expense	267,003	305,960
Deferred income taxes	(132,564)	21,865
Changes in operating assets and liabilities:
Accounts receivable	(4,522)	3,028
Income tax recoverable	(642,381)	-
Prepaid expenses	41,214	(141,381)
Inventories	(567,106)	770,322
Other current assets	(286,766)	(98,118)
Long-term prepaid expenses	1,832	-
Accounts payable	(2,386,886)	733,207
Accrued expenses and other payables	314,264	50,587
Contingency liability	21,396	(190,462)
Income tax payable	(1,486,096)	376,472
Deferred income	257,347	1,074,028
Operating lease liabilities	(267,003)	(305,960)
Other current liabilities	(148,660)	458,368
Net cash provided by (used in) operating activities	(4,902,952)	6,755,722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(91,584)	(18,037)
Proceeds from disposal of property, plant and equipment	34,470	-
Purchase of company-owned life insurance policies	(8,676)	(186,472)
Proceed from surrender of company-owned life insurance policies	1,043,068	-
Proceed from sale of securities	-	546,404
Net cash provided by investing activities	977,278	341,895

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(42,763)	(17,917)
Repayment of related parties	-	(866)
Net cash used in financing activities	(42,763)	(18,783)

Net effect of exchange rate changes on cash	183,448	(5,045,709)

Net change in cash
Cash - beginning of period	23,822,217	23,056,242
Net increase (decrease) in cash	(3,784,989)	2,033,125
Cash - end of period	$20,037,228	$25,089,367

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$35,502	$-
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$576,299	$118,625
Operating expense paid by related parties on behalf of the Company	$222,899	$128,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,771	$2,244
Income taxes paid	$1,946,302	$1,139,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2023

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

As of June 30, 2023, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2023	June 30, 2022
Current JPY: US$1 exchange rate	144.99	136.68
Average JPY: US$1 exchange rate	137.14	119.84

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2023. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the nine months ended June 30, 2023 and 2022, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of June 30, 2023 and September 30, 2022, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2023 and September 30, 2022, the Company's deferred income was $1,109,253 and $866,916 respectively. During the nine months ended June 30, 2023, the Company recognized $866,916 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of June 30, 2023 and September 30, 2022 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2023 and 2022, the Company had income tax expenses of $824,402 and $1,902,408, respectively. Effective tax rate was 124.47% and 35.28% for the nine months ended June 30, 2023 and 2022, respectively.

The provisions for income taxes for the nine months ended June 30, 2023 and 2022 are summarized as follows:

	For the nine months ended June 30,
	2023	2022
Current income tax expense	$956,966	1,880,543
Deferred income tax (benefit) expense	(132,564)	21,865
Total	$824,402	1,902,408

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2023 and 2022, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2023, and September 30, 2022, the Company’s due to related parties and director are as follows:

	June 30, 2023	September 30, 2022
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,574,045	1,351,146
Total due to related parties	$1,621,680	$1,398,781

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the nine months ended June 30, 2023 and 2022, Force Internationale paid expenses on behalf of the Company in the amount of $222,899 and $128,163, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2023 and 2022.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2023	September 30, 2022
Building	$181,766	$181,992
Leasehold improvement	42,651	42,704
Equipment	728,639	827,886
Vehicles	33,580	36,600
	986,636	1,089,182

Accumulated depreciation	(635,165)	(703,241)

Total net book value	$351,471	$385,941

The aggregate depreciation expense of property, plant and equipment was $92,663 and $71,537 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of June 30, 2023 and September 30, 2022 was as follows:

	June 30, 2023	September 30, 2022
Software	$1,135,099	$1,136,510
Accumulated amortization	(903,977)	(756,464)
Total net book value	$231,122	$380,046

The aggregate amortization expense related to the software was $156,950 and $204,797 for the nine months ended June 30, 2023 and 2022, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of June 30, 2023, the Company had four finance leases of equipment and vehicles with a gross value of approximately $77,356 and $33,580, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the nine months ended June 30,
	2023	2022

Operating lease cost	$276,586	316,514
Short term lease cost	13,154	14,410
Finance lease cost:
Amortization of right-of-use asset	17,471	19,578
Interest on lease liability	1,664	2,088
Total finance lease cost	19,135	21,666
Total lease cost	$308,875	352,590

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the nine months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,664	2,088
Operating cash flows from operating leases	$276,586	316,514
Financing cash flows from finance leases	$42,763	17,917

Weighted Average Remaining Lease Term
Operating leases	2.57 years	1.70 years
Finance leases	3.51 years	2.02 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	5.69%	3.34%

The future maturity of lease liabilities as of June 30, 2023 are as follows:

Year ending September 30	Finance lease	Operating lease
2023 (remaining)	$6,064	$87,204
2024	18,179	318,399
2025	8,423	183,836
2026	6,671	126,555
2027	6,671	-
Thereafter	14,260	-
Total	$60,268	$715,994
Less imputed interest	(13,052)	(16,647)
Total lease liabilities	47,216	699,347
Less current portion	(17,628)	(331,200)
Long-term lease liabilities	$29,588	$368,147

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

During the nine months ended June 30, 2023, the Company has settled two legal cases in the amount of approximately JPY6.7 million (approximately $49,000) related to the cancellation of contract. As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY154.1 million (approximately $1.1 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY61.7 million (approximately $449,000). The Company accrued a total liability of JPY61.7 million (approximately $449,000) as of June 30, 2023.

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

Business Information

As of June 30, 2023, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2023 and September 30, 2022, we had cash in the amount of $20,037,228 and $23,822,217, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $6,998,555 for the three months ended June 30, 2023 as opposed to $14,293,974 for the three months ended June 30, 2022. We recorded revenue of $21,152,440 for the nine months ended June 30, 2023 as opposed to $25,862,330 for the nine months ended June 30, 2022. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium Force Club members.

Net Income

We recorded net loss of $494,752 for the three months ended June 30, 2023 as opposed to net income off $3,441,214 for the three months ended June 30, 2022. We recorded net loss of $162,093 for the nine months ended June 30, 2023 as opposed to net income $3,489,768 for the nine months ended June 30, 2022. The decrease in net income is attributed to a decrease in revenue and increase in operating expenses.

Cash flow

For the nine months ended June 30, 2023, we had negative cash flows from operations in the amount of $4,902,952. We had cash flow operations in the amount of $6,755,722 for the nine months ended June 30, 2022. The decrease in operating cash flow, in our opinion, is mainly attributed to a decrease in net income, and an increase in settlement of account payable, inventories and income tax payable.

Working capital

As of June 30, 2023 and September 30, 2022, we had working capital of $16,076,288 and $15,273,484 respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $677,542 and $405,240 for the three months ended June 30, 2023 and 2022, respectively. For the nine months ended June 30, 2023 and 2022, advertising expenses were $1,838,688 and $956,869, respectively.

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

As of June 30, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the nine months ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the nine months ended June 30, 2023, the Company has settled two legal cases in the amount of approximately JPY6.7 million (approximately $49,000) related to the cancellation of contract. As of filing date, the Company had nine pending legal cases, claiming a damage of approximately JPY154.1 million (approximately $1.1 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY61.7 million (approximately $449,000). The Company accrued a total liability of JPY61.7 million (approximately $449,000) as of June 30, 2023.

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

Dated: August 14, 2023