Form 10-K
period 2023-09-30
Exceed World, Inc.
filed 2024-01-05
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2023

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

[  ] Yes [X] No

As of March 31, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,602,300 based on a market price per share of $0.70.

As of January 5, 2024, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

The number of Force Club members has increased from approximately 3,989 as of September 30, 2008 to approximately 13,095 as of the date of this report.

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

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is forty-one. All forty-one employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

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

The following table details the terms of the lease agreements for various properties leased by e-Learning Laboratory Co., Ltd.

Workspace	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2025
($6,158)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	June 30, 2024
($10,252)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 31, 2024
($5,718)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2026
($17,063)

Item 3. Legal Proceedings.

For the year ended September 30, 2023, the Company has settled four legal cases in total amount of approximately JPY10.3 million (approximately $74,000) related to the cancellation of contracts. From October 1, 2023 to the filing date, the Company has settled three cases under the same nature with an aggregate amount of approximately JPY22.8 million (approximately $164,000). As of the filing date, the Company had five pending legal cases, claiming a damage of approximately JPY93 million (approximately $620,000) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY38.1 million (approximately $255,000). The Company has recorded JPY60.9 million (approximately $419,000) as contingency liability as of September 30, 2023, representing cases not yet settled as of September 30, 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2023 and September 30, 2022, we had cash in the amount of $18,165,169 and $23,822,217, respectively. The decrease in cash is mainly attributed to decrease in net income from operation and accounts payable. The accounts payable were mainly unpaid commissions to the Force Club premium members and these payments were completed as of the date of this report. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $25,922,721 for the year ended September 30, 2023 as opposed to $34,690,411 for the year ended September 30, 2022. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of the Force Club premium members.

Net income (loss)

We recorded net loss of $551,747 for the year ended September 30, 2023 as opposed to net income of $4,138,347 for the year ended September 30, 2022. The decrease in net income is attributed to a decrease in revenue and an increase in operating expenses.

Cash flow

For the year ended September 30, 2023, we had negative cash flows from operations in the amount of $6,160,633. We had cash flows from operations in the amount of $6,759,449 for the year ended September 30, 2022. The decrease in operating cash flow, in our opinion, is mainly attributed to a decrease in net income, and an increase in settlement of account payable and income tax payable.

Working capital

As of September 30, 2023 and 2022, we had working capital of $14,738,700 and $15,273,484, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $2,437,156 and $1,493,824 for the years ended September 30, 2023 and 2022, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Future Plans

The Company’s revenue for the year under review decreased compared to that for the previous year. Over the next twelve months, the Company intends to focus on expanding its sales network to strengthen its business activities, and to continuously carry out various sales promotion plans to enhance the activities.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Exceed World, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 206)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 5, 2024

-F2-

EXCEED WORLD, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2023	September 30, 2022

ASSETS
Current Assets
Cash	$18,165,169	$23,822,217
Accounts receivable	49,860	48,860
Income tax recoverable	587,663	-
Prepaid expenses	112,363	119,999
Inventories	1,759,542	1,396,622
Other current assets	411,343	1,751
TOTAL CURRENT ASSETS	21,085,940	25,389,449

Non-current Assets
Property, plant and equipment, net	310,943	385,941
Software, net	189,431	380,046
Operating lease right-of-use assets, net	623,650	436,407
Other intangible assets, net	120,852	127,293
Long-term prepaid expenses	34,527	38,018
Deferred tax assets	675,000	132,853
Insurance funds	53,796	1,023,069
Security deposits	189,630	196,152
TOTAL NON-CURRENT ASSETS	2,197,829	2,719,779

TOTAL ASSETS	$23,283,769	$28,109,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$642,483	$2,910,407
Accrued expenses and other payables	592,740	905,271
Contingency liability	406,635	445,846
Income tax payable	436,448	1,843,214
Deferred income	1,163,548	866,916
Finance lease obligations, current	13,925	22,781
Operating lease liabilities, current	299,947	296,359
Due to related parties	1,640,160	1,398,781
Due to director	741,248	741,248
Other current liabilities	410,106	685,142
TOTAL CURRENT LIABILITIES	6,347,240	10,115,965

Non-current Liabilities
Deferred tax liabilities	-	82,380
Finance lease obligations, non-current	27,020	32,945
Operating lease liabilities, non-current	295,566	110,944
TOTAL NON-CURRENT LIABILITIES	322,586	226,269

TOTAL LIABILITIES	6,669,826	10,342,234

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of September 30, 2023 and 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of September 30, 2023 and 2022)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,463,148	23,014,895
Accumulated other comprehensive loss	(5,956,315)	(5,355,011)
TOTAL SHAREHOLDERS' EQUITY	16,613,943	17,766,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,283,769	$28,109,228

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022

Revenues	$25,922,721	$34,690,411
Cost of revenues	12,986,260	17,306,860
Gross profit	12,936,461	17,383,551

Operating expenses
Selling and distribution expenses	2,437,156	1,493,824
Administrative expenses	10,884,757	9,482,020
Total operating expenses	13,321,913	10,975,844

Income (loss) from operations	(385,452)	6,407,707

Other income (expenses)
Other income	122,139	196,498
Change in fair value of marketable securities	-	60,851
Interest expenses	(2,305)	(2,785)
Total other income	119,834	254,564

Net income (loss) before tax	(265,618)	6,662,271
Income tax expense	286,129	2,523,924
Net income (loss)	$(551,747)	$4,138,347

Comprehensive income (loss)
Net income (loss)	$(551,747)	$4,138,347
Other comprehensive loss
Foreign currency translation adjustment	(601,304)	(5,355,105)

Total comprehensive loss	$(1,153,051)	$(1,216,758)

Income (loss) per common share
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.13

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2021	32,700,000	$3,270	$103,840	$94	$18,876,548	$18,983,752
Net income	-	-	-	-	4,138,347	4,138,347
Foreign currency translation	-	-	-	(5,355,105)	-	(5,355,105)
Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net loss	-	-	-	-	(551,747)	(551,747)
Foreign currency translation	-	-	-	(601,304)	-	(601,304)
Balance - September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(551,747)	$4,138,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	315,226	358,586
Loss on disposal of property, plant and equipment	35,411	6,461
Change in fair value of marketable securities	-	(60,852)
Gain on company owned life insurance policies	(12,691)	(7,166)
Deferred income taxes	(674,815)	14,322
Non-cash lease expense	351,174	393,583
Changes in operating assets and liabilities:
Accounts receivable	(2,829)	3,466
Income tax recoverable	(633,281)	-
Prepaid expenses	3,883	(88,593)
Inventories	(441,130)	(804,576)
Other current assets	(441,449)	(852)
Long-term prepaid expenses	2,410	2,691
Accounts payable	(2,339,702)	1,654,112
Contingency liability	(26,282)	(174,948)
Accrued expenses and other payables	(65,474)	801,827
Income tax payable	(1,449,930)	1,412,487
Deferred income	350,718	(353,836)
Operating lease liabilities	(351,174)	(393,583)
Other current liabilities	(228,951)	(142,027)
Net cash provided by (used in) operating activities	(6,160,633)	6,759,449

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(91,960)	(105,620)
Proceeds from disposal of property, plant and equipment	34,009	-
Purchase of company-owned life insurance policies	(8,560)	-
Proceeds from surrender of company-owned life insurance policies	1,029,111	(237,683)
Proceeds from sales of securities	-	525,952
Net cash provided by investing activities	962,600	182,649

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(43,118)	(23,175)
Proceeds from related parties	-	50,416
Net cash provided by (used in) financing activities	(43,118)	27,241

Net effect of exchange rate changes on cash	(415,897)	(6,203,364)

Net change in cash
Cash - beginning of year	23,822,217	23,056,242
Net increase (decrease) in cash	(5,657,048)	765,975
Cash - end of year	$18,165,169	$23,822,217

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$31,517	$-
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$568,587	$114,185
Operating expense paid by related parties on behalf of the Company	$241,379	$146,393
Prepayment made by related parties on behalf of the Company	$-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,305	$2,785
Income taxes paid	$3,044,155	$1,097,116

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2023

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

As of September 30, 2023, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). When used in these notes, the terms "Company", "we", "us" or "our" mean the Company.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated. The results of subsidiaries disposed during the respective periods are included in the consolidated statements of operations and comprehensive loss up to the effective date of disposal.

Name of Subsidiary	Place of Organization	Percentage of Effective Ownership
Force International Holdings Limited (“Force Holdings”)	Hong Kong	100%
e-Learning Laboratory Co., Ltd. (“e-Learning”)	Japan	100% (*1)
e-Communications Co., Ltd. (“e-Communications”)	Japan	100% (*2)

(*1) Wholly owned subsidiary of Force Holdings

(*2) Wholly owned subsidiary of e-Learning

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain accounting policies that contain subjective management estimates and assumptions include those related to write-down in value of inventory, useful lives and impairment of long-lived assets, realization of deferred tax assets and legal contingencies. The extent to which the COVID-19 pandemic may directly or indirectly impact the business, financial condition, and results of operations is highly uncertain and subject to change. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

For the year ended September 30, 2023, 96% of the inventories of educational products were purchased from supplier A.

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

Membership and land have indefinite useful life, and the balance was $120,852 and $127,293 as of September 30, 2023 and 2022, respectively, included in other intangible assets.

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

-F7-

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) , Hong Kong Dollars (“HK$”) and United States Dollars (“US$” or “$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2023	September 30, 2022
Current JPY: US$1 exchange rate	149.79	144.81
Average JPY: US$1 exchange rate	139.00	124.50

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

The revenue generated from Force Club Membership arrangements accounted for substantially all of revenues during the year ended September 30, 2023. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the years ended September 30, 2023 and 2022, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of September 30, 2023 and 2022, as substantially all sales of premium packs (including the upgrade pack) during the years then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods delivered or the access granted. As of September 30, 2023 and 2022, the Company's deferred income was $1,163,548 and $866,916, respectively. During the year ended September 30, 2023, the Company recognized $866,916 of deferred income in the opening balance.

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $2,437,156 and $1,493,824 for the years ended September 30, 2023 and 2022, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of expenses incurred related to the development activities for the Company’s internally-used software and are charged to operations as incurred as these costs do not qualify for capitalization. For the years ended September 30, 2023 and 2022, research and development expenses of $2,282,502 and $253,123 were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company does not have any potentially dilutive instruments as of September 30, 2023 and 2023 and, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2023 and 2022.

LEASES

The Company accounts for leases in accordance with ASC 842 and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-current in the Company’s consolidated balance sheets, and finance leases are included in property, plant and equipment, finance lease obligations, current and finance lease obligations, non-current in the Company’s consolidated balance sheets. ROU assets and related lease liabilities from operating leases and finance leases are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s lease do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of September 30, 2023 and 2022 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 INCOME TAXES

For the years ended September 30, 2023 and 2022, the provision of income tax expense was $286,129 and $2,523,924, consisting of current portion of $960,944 and $2,509,602 and deferred portion of $(674,815) and $14,322, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the years ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2023	21.87%	23.74%	34.34%
2022	21.87%	23.74%	34.34%

Open tax years in Japan are five years. As of September 30, 2023, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2018. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	(36.38%)	0.94%
Effect of valuation allowance on deferred income tax assets	(142.41%)	-
Non-deductible expenses	(9.54%)	-
Deductible tax payments	81.30%	-
Other adjustments	(34.53%)	3.14%
Total	(107.76%)	37.88%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2023 and 2022.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2023 and 2022, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2023 and 2022.

To the extent that portions of the Company’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that the Company receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, the Company will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of operations and comprehensive loss and estimated tax payments will be made when required by U.S. law.

As of September 30, 2023, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2021. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2023 and 2022.

NOTE 5 DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

The Components of deferred tax assets and liabilities as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Deferred tax assets
Inventories	17,324	19,208
Software	538,134	48,663
Expense	137,768	151,053
Net operating loss carryforward	350,985	-
	1,044,211	218,924
Less: valuation allowance	(350,985)	-
Total deferred tax asset	$693,226	$218,924

	September 30, 2023	September 30, 2022
Deferred tax liabilities
Insurance funds	$(18,226)	$(168,451)
Deferred tax liabilities, non-current	$(18,226)	$(168,451)

For the purpose of presentation in the consolidated balance sheets, certain deferred income tax assets and liabilities have been offset. The following is the analysis of the deferred income tax balances for financial reporting purpose:

	September 30, 2023	September 30, 2022
Deferred tax assets	$675,000	$132,853
Deferred tax liabilities	$-	$82,380

NOTE 6 RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2023 and 2022, the Company’s due to related parties and directors were as follows:

	September 30, 2023	September 30, 2022
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,592,525	1,351,146
Total due to related parties	$1,640,160	$1,398,781

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2023 and 2022, Force Internationale paid expense on behalf of the Company in the amount of $241,379 and $146,393, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2023 and 2022.

-F9-

NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2023	September 30, 2022
Building	$183,045	$181,992
Leasehold improvement	41,284	42,704
Equipment	706,774	827,886
Vehicles	32,504	36,600
	963,607	1,089,182

Accumulated depreciation	(652,664)	(703,241)

Total net book value	$310,943	$385,941

The aggregate depreciation expense of property, plant and equipment was $121,050 and $91,969 for the years ended September 30, 2023 and 2022, respectively.

NOTE 8 SOFTWARE

The book value of the Company’s software as of September 30, 2023 and 2022 was as follows:

	September 30, 2023	September 30, 2022
Software	$1,098,725	$1,136,510
Accumulated amortization	(909,294)	(756,464)
Total net book value	189,431	380,046

The aggregate amortization expense related to the software was $191,796 and $261,198 for the years ended September 30, 2023 and 2022, respectively, included in operating expenses.

The estimated future amortization expense of software as of September 30, 2023 is as follows:

Year ending September 30	Amount
2024	$127,728
2025	61,703
2026	-
2027	-
2028	-
Thereafter	-
Total	$189,431

NOTE 9 COMMITMENTS

As of September 30, 2023, the Company had four finance leases comprised of equipment and vehicle leases with a gross value of $74,878 and $32,504, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

For the year ended September 30,
2023
Operating lease cost	$363,847
Short term lease cost	17,280
Finance lease cost:
Amortization of right-of-use assets	22,734
Interest on lease obligations	2,330
Total finance lease cost	25,064
Total lease cost	$406,191

The following table presents the Company’s supplemental information related to operating and finance leases:

For the year ended September 30,
2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,330
Operating cash flows from operating leases	$363,847
Financing cash flows from finance leases	$43,118

Weighted Average Remaining Lease Term
Operating leases	2.38 years
Finance leases	3.44 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	6.00%

The future maturity of lease liabilities as of September 30, 2023 were as follows:

Year ending September 30	Finance lease	Operating lease
2024	$17,597	308,196
2025	8,153	177,945
2026	6,457	122,500
2027	6,457	-
2028	13,804	-
Thereafter	-	-
Total	52,468	608,641
Less imputed interest	(11,523)	(13,128)
Total lease liabilities	40,945	595,513
Less current portion	(13,925)	(299,947)
Long-term lease liabilities	$27,020	$295,566

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

For the year ended September 30, 2023, the Company has settled four legal cases in total amount of approximately JPY10.3 million (approximately $74,000) related to the cancellation of contracts. From October 1, 2023 to the filing date, the Company has settled three cases under the same nature with an aggregate amount of approximately JPY22.8 million (approximately $164,000). As of the filing date, the Company had five pending legal cases, claiming a damage of approximately JPY93 million (approximately $620,000) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY38.1 million (approximately $255,000). The Company has recorded JPY60.9 million (approximately $419,000) as contingency liability as of September 30, 2023, representing cases not yet settled as of September 30, 2023.

NOTE 11 SUBSEQUENT EVENTS

The Company evaluated subsequent events through January 5, 2024, the date the financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report for the year ended September 30, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2023 the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2023.

Procedure for Nominating Directors

During the year ended September 30, 2023, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Directors for the years ended September 30, 2023 and 2022 in relation to the Company.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2023	1,035,971	143,885	-	-	-	-	-	1,179,856

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2022	1,156,626	-	-	-	-	-	-	1,156,626

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

For the years ended September 30, 2023 and 2022, e-Learning Laboratory Co., Ltd., paid out $1,007,194 and $963,855 respectively, to Mr. Tomoo Yoshida as salary and bonus compensation.

For the years ended September 30, 2023 and 2022, e-Communications Co., Ltd., paid out $172,662 and $192,771, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2023 and 2022, Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2023.

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

Due to related parties and directors

As of September 30, 2023 and 2022, the Company’s due to related parties and directors are as follows:

	September 30, 2023	September 30, 2022
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,592,495	1,351,146
Total due to related parties	$1,640,130	$1,398,781

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2023 and 2022, Force Internationale paid expense on behalf of the Company in the amount of $241,379 and $146,393, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2023 and 2022.

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

		2023	2022
Audit fees	MaloneBailey, LLP	$221,620	$125,424
Tax fees	Anderson Bradshaw PLLC	$6,500	$6,000
All other fees		-	-
Total		$228,120	$131,424

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

Dated: January 5, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 5, 2024