Form 10-Q
period 2023-12-31
Exceed World, Inc.
filed 2024-02-16
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2023

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 16, 2024, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$17,963,261	$18,165,169
Accounts receivable	52,636	49,860
Income tax recoverable	833,260	587,663
Prepaid expenses	154,561	112,363
Inventories	1,689,804	1,759,542
Other current assets	432,482	411,343
TOTAL CURRENT ASSETS	21,126,004	21,085,940

Non-current Assets
Property, plant and equipment, net	314,858	310,943
Software, net	165,162	189,431
Operating lease right-of-use assets	572,263	623,650
Other intangible assets, net	127,635	120,852
Long-term prepaid expenses	35,859	34,527
Deferred tax assets	705,403	675,000
Insurance funds	58,380	53,796
Security deposits	200,273	189,630
TOTAL NON-CURRENT ASSETS	2,179,833	2,197,829

TOTAL ASSETS	$23,305,837	$23,283,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$824,459	$642,483
Accrued expenses and other payables	494,885	592,740
Contingency liability	270,125	406,635
Income tax payable	-	436,448
Deferred income	679,985	1,163,548
Finance lease obligations, current	11,379	13,925
Operating lease liabilities, current	281,857	299,947
Due to related parties	1,772,752	1,640,160
Due to director	741,248	741,248
Other current liabilities	589,189	410,106
TOTAL CURRENT LIABILITIES	5,665,879	6,347,240

Non-current Liabilities
Finance lease obligations, non-current	26,805	27,020
Operating lease liabilities, non-current	260,691	295,566
TOTAL NON-CURRENT LIABILITIES	287,496	322,586

TOTAL LIABILITIES	5,953,375	6,669,826

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2023 and September 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of December 31, 2023 and September 30, 2023)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,185,202	22,463,148
Accumulated other comprehensive loss	(4,939,850)	(5,956,315)
TOTAL SHAREHOLDERS' EQUITY	17,352,462	16,613,943

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,305,837	$23,283,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022

Revenues	$4,827,149	$6,031,803
Cost of revenues	2,343,572	2,899,252
Gross profit	2,483,577	3,132,551

Operating expenses
Selling and distribution expenses	101,056	384,058
Administrative expenses	2,662,866	2,560,321
Total operating expenses	2,763,922	2,944,379

Income (loss) from operations	(280,345)	188,172

Other income (expense)
Other income	10,063	27,042
Interest expenses	(490)	(508)
Total other income	9,573	26,534

Net income (loss) before tax	(270,772)	214,706
Income tax expense	7,174	122,247
Net income (loss)	$(277,946)	$92,459

Comprehensive income (loss)
Net income (loss)	$(277,946)	$92,459
Other comprehensive income
Foreign currency translation adjustment	1,016,465	1,825,090

Total comprehensive income	$738,519	$1,917,549

Income (loss) per common share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	3,270	103,840	(3,529,921)	23,107,354	19,684,543
Balance - September 30, 2023	32,700,000	3,270	103,840	(5,956,315)	22,463,148	16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance - December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(277,946)	$92,459
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	46,459	84,517
Loss (gain) on company owned life insurance policies	250	(7,793)
Non-cash lease expense	82,865	87,647
Deferred income taxes	7,174	(152,970)
Changes in operating assets and liabilities:
Accounts receivable	21	(99,069)
Income tax recoverable	(203,944)	-
Prepaid expenses	(34,466)	(23,978)
Inventories	161,619	190,724
Other current assets	1,868	(707)
Long-term prepaid expenses	566	592
Accounts payable	139,967	(2,135,388)
Accrued expenses and other payables	6,419	(424,193)
Contingency liability	(152,834)	12,003
Income tax payable	(442,145)	(1,612,715)
Deferred income	(526,482)	1,022,058
Operating lease liabilities	(82,865)	(87,647)
Other current liabilities	109,384	73,711
Net cash used in operating activities	(1,164,090)	(2,980,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of company-owned life insurance policies	(1,750)	(8,416)
Proceed from surrender of company-owned life insurance policies	-	1,011,787
Net cash provided by (used in) investing activities	(1,750)	1,003,371

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(4,244)	(5,302)
Net cash used in financing activities	(4,244)	(5,302)

Net effect of exchange rate changes on cash	968,177	2,040,336

Net change in cash
Cash - beginning of period	18,165,168	23,822,217
Net increase (decrease) in cash	(201,907)	57,656
Cash - end of period	$17,963,261	$23,879,873

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$132,592	$92,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$490	$508
Income taxes paid	$645,615	$1,887,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2023

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

As of December 31, 2023, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2023, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2023	December 31, 2022
Current JPY: US$1 exchange rate	141.83	132.70
Average JPY: US$1 exchange rate	147.86	141.38

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2023. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the three months ended December 31, 2023 and 2022, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of December 31, 2023 and September 30, 2023, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2023 and September 30, 2023, the Company's deferred income was $679,985 and $1,163,548 respectively. During the three months ended December 31, 2023, the Company recognized $1,163,548 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of December 31, 2023 and September 30, 2023 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the three months ended December 31, 2023 and 2022, the Company had income tax expenses of $7,174 and $122,247, respectively. Effective tax rate was (2.65)% and 56.94% for the three months ended December 31, 2023 and 2022, respectively.

The provisions for income taxes for the three months ended December 31, 2023 and 2022 are summarized as follows:

	For the three months ended December 31,
	2023	2022
Current income tax expense	$-	275,217
Deferred income tax (benefit) expense	7,174	(152,970)
Total	$7,174	122,247

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2023 and 2022, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of December 31, 2023, and September 30, 2023, the Company’s due to related parties and director are as follows:

	December 31, 2023	September 30, 2023
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,725,117	1,592,525
Total due to related parties	$1,772,752	$1,640,160

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the three months ended December 31, 2023 and 2022, Force Internationale paid expenses on behalf of the Company in the amount of $132,592 and $92,599, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended December 31, 2023 and 2022.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2023	September 30, 2023
Building	$193,318	$183,045
Leasehold improvement	43,601	41,284
Equipment	746,441	706,774
Vehicles	34,328	32,504
	1,017,688	963,607

Accumulated depreciation	(702,830)	(652,664)

Total net book value	$314,858	$310,943

The aggregate depreciation expense of property, plant and equipment was $12,983 and $28,807 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023	September 30, 2023
Software	$1,160,389	$1,098,725
Accumulated amortization	(995,227)	(909,294)
Total net book value	$165,162	$189,431

The aggregate amortization expense related to the software was $33,476 and $54,517 for the three months ended December 31, 2023 and 2022, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of December 31, 2023, the Company had four finance leases of equipment and vehicles with a gross value of approximately $79,080 and $34,328, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the three months ended December 31,
	2023	2022

Operating lease cost	$85,511	89,430
Short term lease cost	4,044	4,229
Finance lease cost:
Amortization of right-of-use asset	5,167	5,532
Interest on lease liability	611	470
Total finance lease cost	5,778	6,002
Total lease cost	$95,333	99,661

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the three months ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$611	470
Operating cash flows from operating leases	$85,511	89,430
Financing cash flows from finance leases	$4,244	5,302

Weighted Average Remaining Lease Term
Operating leases	2.20 years	1.25 years
Finance leases	3.40 years	1.52 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	6.40%	3.46%

The future maturity of lease liabilities as of December 31, 2023 are as follows:

Year ending September 30	Finance lease	Operating lease
2024 (remaining)	$12,386	$236,346
2025	8,611	187,932
2026	6,819	129,375
2027	6,819	-
2028	14,578	-
Thereafter	-	-
Total	$49,213	$553,653
Less imputed interest	(11,029)	(11,105)
Total lease liabilities	38,184	542,548
Less current portion	(11,379)	(281,857)
Long-term lease liabilities	$26,805	$260,691

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

During the three months ended December 31, 2023, the Company has settled three legal cases in the amount of approximately JPY28.8 million (approximately $203,000) related to the cancellation of contract. As of filing date, the Company had five pending legal cases, claiming a damage of approximately JPY93.9 million (approximately $660,000) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY38.3 million (approximately $270,000). The Company accrued a total liability of JPY38.3 million (approximately $270,000) as of December 31, 2023.

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

Business Information

As of December 31, 2023, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2023 and September 30, 2023, we had cash in the amount of $17,963,261 and $18,165,169, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $4,827,149 for the three months ended December 31, 2023 as opposed to $6,031,803 for the three months ended December 31, 2022. The decrease in revenue, in our opinion, is attributed to a decrease in recruitment activities of premium Force Club members.

Net Income (Loss)

We recorded net loss of $277,946 for the three months ended December 31, 2023 as opposed to net income of $92,459 for the three months ended December 31, 2022. The decrease in net income is attributed to a decrease in revenue.

Cash flow

For the three months ended December 31, 2023, we had negative cash flows from operations in the amount of $1,164,090 as opposed to f $2,980,749 for the three months ended December 31, 2022. The increase in operating cash flow, in our opinion, is mainly attributed to a decrease in settlement of account payable and income tax payable.

Working capital

As of December 31, 2023 and September 30, 2023, we had working capital of $15,460,125 and $14,738,700 respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $101,056 and $384,058 for the three months ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the three months ended December 31, 2023, the Company has settled three legal cases in the amount of approximately JPY28.8 million (approximately $203,000) related to the cancellation of contract. As of filing date, the Company had five pending legal cases, claiming a damage of approximately JPY93.9 million (approximately $660,000) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY38.3 million (approximately $270,000). The Company accrued a total liability of JPY38.3 million (approximately $270,000) as of December 31, 2023.

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

CEO, CFO, President, Director

Dated: February 16, 2024