Form 10-Q
period 2024-03-31
Exceed World, Inc.
filed 2024-05-20
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2024, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	March 31, 2024	September 30, 2023

ASSETS
Current Assets
Cash	$18,985,974	$18,165,169
Accounts receivable	52,329	49,860
Income tax recoverable	-	587,663
Prepaid expenses	145,149	112,363
Inventories	1,269,374	1,759,542
Other current assets	1,814	411,343
TOTAL CURRENT ASSETS	20,454,640	21,085,940

Non-current Assets
Property, plant and equipment, net	548,313	310,943
Software, net	122,569	189,431
Operating lease right-of-use assets	454,760	623,650
Other intangible assets, net	119,638	120,852
Long-term prepaid expenses	33,053	34,527
Deferred tax assets	549,715	675,000
Insurance funds	56,149	53,796
Security deposits	187,601	189,630
TOTAL NON-CURRENT ASSETS	2,071,798	2,197,829

TOTAL ASSETS	$22,526,438	$23,283,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,049,609	$642,483
Accrued expenses and other payables	694,281	592,740
Contingency liability	37,400	406,635
Income tax payable	343,871	436,448
Deferred income	641,890	1,163,548
Finance lease obligations, current	7,527	13,925
Operating lease liabilities, current	231,157	299,947
Due to related parties	1,882,300	1,640,160
Due to director	741,248	741,248
Other current liabilities	743,093	410,106
TOTAL CURRENT LIABILITIES	6,372,376	6,347,240

Non-current Liabilities
Finance lease obligations, non-current	23,463	27,020
Operating lease liabilities, non-current	195,767	295,566
TOTAL NON-CURRENT LIABILITIES	219,230	322,586

TOTAL LIABILITIES	6,591,606	6,669,826

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2024 and September 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of March 31, 2024 and September 30, 2023)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,021,960	22,463,148
Accumulated other comprehensive loss	(6,194,238)	(5,956,315)
TOTAL SHAREHOLDERS' EQUITY	15,934,832	16,613,943

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,526,438	$23,283,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Revenues	$6,359,520	$8,122,082	$11,186,669	$14,153,885
Cost of revenues	3,030,856	4,026,656	5,374,428	6,925,908
Gross profit	3,328,664	4,095,426	5,812,241	7,227,977

Operating expenses
Selling and distribution expenses	123,372	777,088	224,428	1,161,146
Administrative expenses	2,929,068	2,706,653	5,591,934	5,266,974
Total operating expenses	3,052,440	3,483,741	5,816,362	6,428,120

Income (loss) from operations	276,224	611,685	(4,121)	799,857

Other income (expense)
Other income	25,946	52,013	36,009	79,055
Interest expenses	(455)	(834)	(945)	(1,342)
Total other income	25,491	51,179	35,064	77,713

Net income before tax	301,715	662,864	30,943	877,570
Income tax expense	464,957	422,664	472,131	544,911
Net income (loss)	$(163,242)	$240,200	$(441,188)	$332,659

Comprehensive income (loss)
Net income (loss)	$(163,242)	$240,200	$(441,188)	$332,659
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,254,388)	(132,715)	(237,923)	1,692,375

Total comprehensive income (loss)	$(1,417,630)	$107,485	$(679,111)	$2,025,034

Income (loss) per common share
Basic	$(0.00)	$0.01	$(0.01)	$0.01
Diluted	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	$3,270	$103,840	$(3,529,921)	$23,107,354	$19,684,543
Net income	-	-	-	-	240,200	240,200
Foreign currency translation	-	-	-	(132,715)	-	(132,715)
Balance - March 31, 2023	32,700,000	$3,270	$103,840	$(3,662,636)	$23,347,554	$19,792,028

Balance - September 30, 2023	32,700,000	$3,270	103,840	$(5,956,315)	$22,463,148	$16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance - December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462
Net loss	-	-	-	-	(163,242)	(163,242)
Foreign currency translation	-	-	-	(1,254,388)	-	(1,254,388)
Balance - March 31, 2024	32,700,000	$3,270	$103,840	$(6,194,238)	$22,021,960	$15,934,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(441,188)	$332,659
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	93,685	174,870
Gain on disposal of property, plant and equipment	-	(8,199)
Loss (gain) on company owned life insurance policies	500	(9,643)
Non-cash lease expense	165,798	178,581
Deferred income taxes	120,669	(146,371)
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	(2,740)
Income tax recoverable	594,209	-
Prepaid expenses	(34,724)	34,740
Inventories	481,747	574,616
Other current assets	414,071	(15,468)
Long-term prepaid expenses	1,049	1,222
Accounts payable	423,139	(1,895,436)
Accrued expenses and other payables	311,727	(138,383)
Contingency liability	(372,938)	1,846
Income tax payable	(89,847)	(1,256,156)
Deferred income	(520,450)	1,108,393
Operating lease liabilities	(165,798)	(178,581)
Other current liabilities	304,581	(144,799)
Net cash provided by (used in) operating activities	1,283,161	(1,388,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(233,939)	(7,801)
Proceeds from disposal of property, plant and equipment	-	34,491
Purchase of company-owned life insurance policies	(3,493)	(8,681)
Proceed from surrender of company-owned life insurance policies	-	1,043,677
Net cash provided by (used in) investing activities	(237,432)	1,061,686

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(8,545)	(38,364)
Net cash used in financing activities	(8,545)	(38,364)

Net effect of exchange rate changes on cash	(216,378)	1,999,077

Net change in cash
Cash - beginning of period	18,165,168	23,822,217
Net increase in cash	820,806	1,633,550
Cash - end of period	$18,985,974	$25,455,767

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$-	$35,523
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$-	$576,635
Operating expense paid by related parties on behalf of the Company	$242,140	$201,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$945	$1,341
Income taxes paid	$644,395	$1,947,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2024

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Exceed World, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on November 25, 2014.

On September 26, 2018, e-Learning Laboratory Co., Ltd. (“e-Learning”), a direct wholly owned subsidiary of Force Internationale Holdings Limited, which was incorporated in Hong Kong with limited liability (“Force Holdings”), entered into a share purchase agreement with Force Internationale Limited (“Force Internationale”), the holding company of Force Holdings, in which e-Learning agreed to sell and Force Internationale agreed to purchase 74.5% equity interest of the Company at a consideration of $26,000.

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

As of March 31, 2024, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2024	March 31, 2023
Current JPY: US$1 exchange rate	151.41	133.53
Average JPY: US$1 exchange rate	148.14	137.06

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2024. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the six months ended March 31, 2024 and 2023, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of March 31, 2024 and September 30, 2023, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2024 and September 30, 2023, the Company's deferred income was $641,890 and $1,163,548 respectively. During the six months ended March 31, 2024, the Company recognized $1,163,548 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of March 31, 2024 and September 30, 2023 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the six months ended March 31, 2024 and 2023, the Company had income tax expenses of $472,131 and $544,911, respectively. Effective tax rate was 1,525.81% and 62.09% for the six months ended March 31, 2024 and 2023, respectively.

The provisions for income taxes for the six months ended March 31, 2024 and 2023 are summarized as follows:

	For the six months ended March 31,
	2024	2023
Current income tax expense	$351,462	691,282
Deferred income tax (benefit) expense	120,669	(146,371)
Total	$472,131	544,911

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2023	21.87%	23.74%	34.34%
2024	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2024 and 2023, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of March 31, 2024, and September 30, 2023, the Company’s due to related parties and director are as follows:

	March 31, 2024	September 30, 2023
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,834,665	1,592,525
Total due to related parties	$1,882,300	$1,640,160

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the six months ended March 31, 2024 and 2023, Force Internationale paid expenses on behalf of the Company in the amount of $242,140 and $201,419, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended March 31, 2024 and 2023.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2024	September 30, 2023
Building	$221,929	$183,045
Leasehold improvement	162,480	41,284
Equipment	538,226	706,774
Vehicles	133,327	32,504
Land	164,859	-
	1,220,821	963,607

Accumulated depreciation	(672,508)	(652,664)

Total net book value	$548,313	$310,943

The aggregate depreciation expense of property, plant and equipment was $27,418 and $60,261 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024	September 30, 2023
Software	$1,086,969	$1,098,725
Accumulated amortization	(964,400)	(909,294)
Total net book value	$122,569	$189,431

The aggregate amortization expense related to the software was $66,266 and $112,148 for the six months ended March 31, 2024 and 2023, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of March 31, 2024, the Company had four finance leases of equipment and vehicles with a gross value of approximately $74,076 and $32,156, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in the current period.

The components of lease expense were as follows:

	For the six months ended March 31,
	2024	2023

Operating lease cost	$170,699	184,498
Short term lease cost	8,073	8,799
Finance lease cost:
Amortization of right-of-use asset	10,316	11,906
Interest on lease liability	1,182	929
Total finance lease cost	11,498	12,835
Total lease cost	$190,270	206,132

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the six months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,182	929
Operating cash flows from operating leases	$170,699	184,498
Financing cash flows from finance leases	$4,236	38,364

Weighted Average Remaining Lease Term
Operating leases	2.07 years	2.75 years
Finance leases	3.44 years	3.62 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	6.93%	5.44%

The future maturity of lease liabilities as of March 31, 2024 are as follows:

Year ending September 30	Finance lease	Operating lease
2024 (remaining)	$5,796	$137,886
2025	8,066	176,042
2026	6,388	121,189
2027	6,388	-
2028	13,656	-
Thereafter	-	-
Total	$40,294	$435,116
Less imputed interest	(9,304)	(8,192)
Total lease liabilities	30,990	426,924
Less current portion	(7,527)	(231,157)
Long-term lease liabilities	$23,463	$195,767

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

During the six months ended March 31, 2024, the Company has settled five legal cases in the amount of approximately JPY62.9 million (approximately $415,600) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY14.2 million (approximately $93,600) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY5.7 million (approximately $37,400). The Company accrued a total liability of JPY5.7 million (approximately $37,400) as of March 31, 2024.

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

Business Information

As of March 31, 2024, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of March 31, 2024 and September 30, 2023, we had cash in the amount of $18,985,974 and $18,165,169, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $6,359,520 for the three months ended March 31, 2024 as opposed to $8,122,082 for the three months ended March 31, 2023. We recorded revenue of $11,186,669 for the six months ended March 31, 2024 as opposed to $14,153,885 for the six months ended March 31, 2023.The decrease in revenue, in our opinion, is primarily attributed to a decrease in recruitment activities of premium Force Club members.

Net Income (Loss)

We recorded net loss of $163,242 for the three months ended March 31, 2024 as opposed to net income of $240,200 for the three months ended March 31, 2023. We recorded net loss of $441,188 for the six months ended March 31, 2024 as opposed to net income of $332,659 for the six months ended March 31, 2023.The decrease in net income is attributed to a decrease in revenue.

Cash flow

For the six months ended March 31, 2024, we had cash flows from operations in the amount of $1,283,161 as opposed to negative cash flows of $1,388,849 for the six months ended March 31, 2023. The increase in operating cash flow, in our opinion, is mainly attributed to a decrease in settlement of accounts payable and inventories and an increase in refund of income tax recoverable and other current assets.

Working capital

As of March 31, 2024 and September 30, 2023, we had working capital of $14,082,264 and $14,738,700 respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $123,372 and $777,088 for the three months ended March 31, 2024 and 2023, respectively. For the six months ended March 31, 2024 and 2023, advertising expenses were $224,428 and $1,161,146, respectively.

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

As of March 31, 2024, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the quarter ended March 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the six months ended March 31, 2024, the Company has settled five legal cases in the amount of approximately JPY62.9 million (approximately $415,600) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY14.2 million (approximately $93,600 million) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY5.7 million (approximately $37,400). The Company accrued a total liability of JPY5.7 million (approximately $37,400) as of March 31, 2024.

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

Dated: May 20, 2024