Form 10-Q
period 2024-06-30
Exceed World, Inc.
filed 2024-08-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2024, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	June 30, 2024	September 30, 2023

ASSETS
Current Assets
Cash	$19,534,471	$18,165,169
Accounts receivable	130,373	49,860
Income tax recoverable	68,719	587,663
Prepaid expenses	158,584	112,363
Inventories	650,320	1,759,542
Other current assets	1,881	411,343
TOTAL CURRENT ASSETS	20,544,348	21,085,940

Non-current Assets
Property, plant and equipment, net	581,937	310,943
Software, net	86,155	189,431
Operating lease right-of-use assets	601,618	623,650
Other intangible assets, net	112,463	120,852
Long-term prepaid expenses	30,567	34,527
Deferred tax assets	1,092,739	675,000
Insurance funds	54,058	53,796
Security deposits	176,350	189,630
TOTAL NON-CURRENT ASSETS	2,735,887	2,197,829

TOTAL ASSETS	$23,280,235	$23,283,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,804,940	$642,483
Accrued expenses and other payables	1,257,811	592,740
Contingency liability	44,029	406,635
Income tax payable	-	436,448
Deferred income	156,790	1,163,548
Finance lease obligations, current	17,756	13,925
Operating lease liabilities, current	297,754	299,947
Due to related parties	1,903,810	1,640,160
Due to director	741,248	741,248
Other current liabilities	847,623	410,106
TOTAL CURRENT LIABILITIES	8,071,761	6,347,240

Non-current Liabilities
Finance lease obligations, non-current	69,210	27,020
Operating lease liabilities, non-current	277,698	295,566
TOTAL NON-CURRENT LIABILITIES	346,908	322,586

TOTAL LIABILITIES	8,418,669	6,669,826

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2024 and September 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,069,562	22,463,148
Accumulated other comprehensive loss	(7,315,106)	(5,956,315)
TOTAL SHAREHOLDERS' EQUITY	14,861,566	16,613,943

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,280,235	$23,283,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$8,357,749	$6,998,555	$19,544,418	$21,152,440
Cost of revenues	4,593,125	3,457,870	9,967,553	10,383,778
Gross profit	3,764,624	3,540,685	9,576,865	10,768,662

Operating expenses
Selling and distribution expenses	739,110	677,542	963,538	1,838,688
Administrative expenses	3,628,249	3,107,018	9,220,183	8,373,992
Total operating expenses	4,367,359	3,784,560	10,183,721	10,212,680

Income (loss) from operations	(602,735)	(243,875)	(606,856)	555,982

Other income (expense)
Other income	50,800	29,043	86,809	108,098
Interest expenses	(401)	(429)	(1,346)	(1,771)
Total other income	50,399	28,614	85,463	106,327

Net income (loss) before tax	(552,336)	(212,261)	(521,393)	662,309
Income tax expense (credit)	(599,938)	279,491	(127,807)	824,402
Net income (loss)	$47,602	$(494,752)	$(393,586)	$(162,093)

Comprehensive income (loss)
Net income (loss)	$47,602	$(494,752)	$(393,586)	$(162,093)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,120,868)	(1,722,195)	(1,358,791)	(29,820)
Total comprehensive loss	$(1,073,266)	$(2,216,947)	$(1,752,377)	$(191,913)

Income (loss) per common share
Basic	$0.00	$(0.02)	$(0.01)	$(0.00)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net income	-	-	-	-	92,459	92,459
Foreign currency translation	-	-	-	1,825,090	-	1,825,090
Balance - December 31, 2022	32,700,000	$3,270	$103,840	$(3,529,921)	$23,107,354	$19,684,543
Net income	-	-	-	-	240,200	240,200
Foreign currency translation	-	-	-	(132,715)	-	(132,715)
Balance - March 31, 2023	32,700,000	$3,270	$103,840	$(3,662,636)	$23,347,554	$19,792,028
Net loss	-	-	-	-	(494,752)	(494,752)
Foreign currency translation	-	-	-	(1,722,195)	-	(1,722,195)
Balance - June 30, 2023	32,700,000	$3,270	$103,840	$(5,384,831)	$22,852,802	$17,575,081

Balance - September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance - December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462
Net loss	-	-	-	-	(163,242)	(163,242)
Foreign currency translation	-	-	-	(1,254,388)	-	(1,254,388)
Balance - March 31, 2024	32,700,000	$3,270	$103,840	$(6,194,238)	$22,021,960	$15,934,832
Net income	-	-	-	-	47,602	47,602
Foreign currency translation	-	-	-	(1,120,868)	-	(1,120,868)
Balance - June 30, 2024	32,700,000	$3,270	$103,840	$(7,315,106)	$22,069,562	$14,861,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(393,586)	$(162,093)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,035	253,303
Loss on disposal of property, plant, equipment	-	35,891
Loss (gain) on company owned life insurance policies	845	(11,125)
Non-cash lease expense	243,904	267,003
Deferred income taxes	(497,207)	(132,564)
Changes in operating assets and liabilities:
Accounts receivable	(89,820)	(4,522)
Income tax recoverable	510,870	(642,381)
Prepaid expenses	(57,821)	41,214
Inventories	1,054,267	(567,106)
Other current assets	407,011	(286,766)
Long-term prepaid expenses	1,588	1,832
Accounts payable	2,360,291	(2,386,886)
Accrued expenses and other payables	977,093	314,264
Contingency liability	(357,262)	21,396
Income tax payable	(433,985)	(1,486,096)
Deferred income	(989,338)	257,347
Operating lease liabilities	(243,904)	(267,003)
Other current liabilities	458,945	(148,660)
Net cash provided by (used in) operating activities	3,091,926	(4,902,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(251,268)	(91,584)
Proceeds from disposal of property, plant and equipment	-	34,470
Purchase of company-owned life insurance policies	(5,153)	(8,676)
Proceed from surrender of company-owned life insurance policies	-	1,043,068
Net cash provided by (used in) investing activities	(256,421)	977,278

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(12,661)	(42,763)
Net cash used in financing activities	(12,661)	(42,763)

Net effect of exchange rate changes on cash	(1,453,541)	183,448

Net change in cash
Cash - beginning of period	18,165,169	23,822,217
Net increase (decrease) in cash	1,369,302	(3,784,989)
Cash - end of period	$19,534,471	$20,037,228

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$66,733	$35,502
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$267,046	$576,299
Operating expense paid by related parties on behalf of the Company	$263,650	$222,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,346	$1,771
Income taxes paid	$876,398	$1,946,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2024

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

As of June 30, 2024, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations or credit risk consist primarily of cash. The Company places its majority of cash with financial institutions with high credit ratings and quality located in Japan. Cash balances in bank accounts in Japan are insured by the Deposit Insurance Corporation of Japan up to a limitation of JPY10 million per depositor per financial institution.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2024	June 30, 2023
Current JPY: US$1 exchange rate	161.07	144.99
Average JPY: US$1 exchange rate	150.64	137.14

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2024. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the nine months ended June 30, 2024 and 2023, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of June 30, 2024 and September 30, 2023, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2024 and September 30, 2023, the Company's deferred income was $156,790 and $1,163,548 respectively. During the nine months ended June 30, 2024, the Company recognized $1,163,548 of deferred income in the opening balance.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of June 30, 2024 and September 30, 2023 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - INCOME TAXES

For the nine months ended June 30, 2024 and 2023, the Company had income tax benefit of $127,807 and income tax expenses of $824,402, respectively. Effective tax rate was 24.51% and 124.47% for the nine months ended June 30, 2024 and 2023, respectively.

The provisions for income taxes for the nine months ended June 30, 2024 and 2023 are summarized as follows:

	For the nine months ended June 30,
	2024	2023
Current income tax expense	$369,400	956,966
Deferred income tax benefit	(497,207)	(132,564)
Total	$(127,807)	824,402

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2024 and 2023, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of June 30, 2024, and September 30, 2023, the Company’s due to related parties and director are as follows:

	June 30, 2024	September 30, 2023
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,856,175	1,592,525
Total due to related parties	$1,903,810	$1,640,160

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the nine months ended June 30, 2024 and 2023, Force Internationale paid expenses on behalf of the Company in the amount of $263,650 and $222,899, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2024 and 2023.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2024	September 30, 2023
Building	$208,619	$183,045
Leasehold improvement	171,695	41,284
Equipment	564,138	706,774
Vehicles	125,330	32,504
Land	154,972	-
	1,224,754	963,607

Accumulated depreciation	(642,817)	(652,664)

Total net book value	$581,937	$310,943

The aggregate depreciation expense of property, plant and equipment was $43,794 and $92,663 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 7 - SOFTWARE

The book value of the Company’s software as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024	September 30, 2023
Software	$1,021,779	$1,098,725
Accumulated amortization	(935,624)	(909,294)
Total net book value	$86,155	$189,431

The aggregate amortization expense related to the software was $96,241 and $156,950 for the nine months ended June 30, 2024 and 2023, respectively, included in cost of revenues.

NOTE 8 - COMMITMENTS

As of June 30, 2024, the Company had three finance leases of equipment and vehicles with a gross value of approximately $74,174 and $30,228, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the nine months ended June 30,
	2024	2023

Operating lease cost	$251,799	276,586
Short term lease cost	11,909	13,154
Finance lease cost:
Amortization of right-of-use asset	14,438	17,471
Interest on lease liability	1,800	1,664
Total finance lease cost	16,238	19,135
Total lease cost	$279,946	308,875

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the nine months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,800	1,664
Operating cash flows from operating leases	$251,799	276,586
Financing cash flows from finance leases	$12,661	42,763

Weighted Average Remaining Lease Term
Operating leases	2.06 years	2.57 years
Finance leases	4.33 years	3.51 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	3.56%	5.69%

The future maturity of lease liabilities as of June 30, 2024 are as follows:

Year ending September 30	Finance lease	Operating lease
2024 (remaining)	$5,777	$90,494
2025	21,981	293,436
2026	20,404	214,493
2027	20,404	-
2028	27,236	-
Thereafter	8,399	-
Total	$104,201	$598,423
Less imputed interest	(17,235)	(22,971)
Total lease liabilities	86,966	575,452
Less current portion	(17,756)	(297,754)
Long-term lease liabilities	$69,210	$277,698

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

During the nine months ended June 30, 2024, the Company has settled six legal cases in the amount of approximately JPY111.7 million (approximately $693,500) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY17.7 million (approximately $110,200) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY7.1 million (approximately $44,000). The Company accrued a total liability of JPY7.1 million (approximately $44,000) as of June 30, 2024.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events that may have a material impact on the Company’s consolidated financial statements as of August 19, 2024, and concluded that no such events have occurred.

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

Business Information

As of June 30, 2024, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2024 and September 30, 2023, we had cash in the amount of $19,534,471 and $18,165,169, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $8,357,749 for the three months ended June 30, 2024 as opposed to $6,998,555 for the three months ended June 30, 2023. The increase in revenue is mainly attributed to an increase in promotional activities. We recorded revenue of $19,544,418 for the nine months ended June 30, 2024 as opposed to $21,152,440 for the nine months ended June 30, 2023.The decrease in revenue, in our opinion, is primarily attributed to a decrease in recruitment activities of premium Force Club members.

Net Income (Loss)

We recorded net income of $47,602 for the three months ended June 30, 2024 as opposed to net loss of $494,752 for the three months ended June 30, 2023. The increase in net income is attributed to an increase in income taxes credit. We recorded net loss of $393,586 for the nine months ended June 30, 2024 as opposed to net loss of $162,093 for the nine months ended June 30, 2023.The increase in net loss is attributed to a decrease in revenue.

Cash flow

For the nine months ended June 30, 2024, we had cash inflows from operations in the amount of $3,091,926. as opposed to negative cash outflows of $4,902,952 for the nine months ended June 30, 2023. The increase in operating cash inflow, in our opinion, is mainly attributed to a decrease in settlement of account payable, accrued expenses, deferred income and inventories and increase in refund of income tax recoverable.

Working capital

As of June 30, 2024 and September 30, 2023, we had working capital of $12,472,588 and $14,738,700, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $739,110 and $677,542 for the three months ended June 30, 2024 and 2023, respectively. For the nine months ended June 30, 2024 and 2023, advertising expenses were $963,538 and $1,838,688, respectively.

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

As of June 30, 2024, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the nine months ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the nine months ended June 30, 2024, the Company has settled six legal cases in the amount of approximately JPY111.7 million (approximately $693,500) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY17.7 million (approximately $110,200) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY7.1 million (approximately $44,000). The Company accrued a total liability of JPY7.1 million (approximately $44,000) as of June 30, 2024.

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

Exceed World, Inc.

(Registrant)

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 19, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 19, 2024