Form 10-K
period 2024-09-30
Exceed World, Inc.
filed 2025-01-14
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2024

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

[  ] Yes [X] No

As of March 31, 2024, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,167,390 based on a market price per share of $0.51.

As of January 14, 2025, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

Connector Plan Membership

The Company launched a new Game Business (Connector Plan) website as from June 2024 earning membership fee and game points.

There is only one type of member who is required to subscribe JPY110,000 as a one-off and non-refundable membership fee.

Having joined the membership, the member is required to purchase JPY10,000 game points per month or the registered member introduces another member who purchases a monthly game point at JPY10,000.

The member is required to upload his/her personal data through the ATEM Quest Connector website at https://aq-connector.jp. At the bottom of the ATEM website, there are User Terms and Conditions, Terms under Specified Commercial Law and Privacy Policy.

The membership fee is paid at the time of registration. The game points purchased by the members can be used within 6 months since the purchase date.

Similar to the Force Club Membership business model, when a member introduces others to register or purchase game points, the company will calculate and pay a commission back to the member who referred them.

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

The following table details the terms of the lease agreements for various properties leased by e-Learning Laboratory Co., Ltd.

Workspace	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2025
($4,400)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	June 30, 2026
($7,326)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 30, 2026
($4,086)
Tokyo	1-8-40-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2026
($12,192)

Item 3. Legal Proceedings.

For the year ended September 30, 2024, the Company has settled seven legal cases in total amount of approximately JPY113.2 million (approximately $783,000) related to the cancellation of contracts. From October 1, 2024 to the filing date, the Company has settled 1 case under the same nature with an aggregate amount of approximately JPY3.4 million (approximately $24,000). As of the filing date, the Company had four pending legal cases, claiming a damage of approximately JPY13.0 million (approximately $91,000) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY5.2 million (approximately $36,000). The Company has recorded JPY6.9 million (approximately $49,000) as contingency liability as of September 30, 2024, representing cases not yet settled as of September 30, 2024.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2024 and September 30, 2023, we had cash in the amount of $17,573,926 and $18,165,169, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $24,383,053 for the year ended September 30, 2024 as opposed to $25,922,721 for the year ended September 30, 2023. The decrease in revenue, in our opinion, is attributed to the decrease in promotional activities.

Net income (loss)

We recorded net income of $1,171,377 for the year ended September 30, 2024 as opposed to net loss of $551,747 for the year ended September 30, 2023. The increase in net income is attributed to a decrease in operating expenses.

Cash flow

For the year ended September 30, 2024, we had cash inflows from operations in the amount of $2,724,235. We had negative cash outflows from operations in the amount of $6,160,633 for the year ended September 30, 2023. The increase in operating cash flow, in our opinion, is mainly attributed to an increase in net income, a decrease in accrued expenses and other payables, a decrease in inventories and a decrease in income tax recoverable.

Working capital

As of September 30, 2024 and 2023, we had working capital of $13,800,283 and $14,738,700, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,053,125 and $2,437,156 for the years ended September 30, 2024 and 2023, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities. The decrease in advertising in our opinion, is attributed to the decrease in promotional activities.

Future Plans

The Company’s revenue for the year under review increased compared to that for the previous year. Over the next twelve months, the Company intends to focus on expanding its sales network to strengthen its business activities, and to continuously carry out various sales promotion plans to enhance the activities.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 14, 2025

-F2-

EXCEED WORLD, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2024	September 30, 2023

ASSETS
Current Assets
Cash	$17,573,926	$18,165,169
Restricted cash	883,386	-
Accounts receivable	296,164	49,860
Income tax recoverable	39,990	587,663
Prepaid expenses	189,190	112,363
Inventories	723,228	1,759,542
Other current assets	15,786	411,343
TOTAL CURRENT ASSETS	19,721,670	21,085,940

Non-current Assets
Property, plant and equipment, net	776,740	310,943
Software, net	2,980,010	189,431
Operating lease right-of-use assets, net	593,191	623,650
Other intangible assets, net	126,913	120,852
Long-term prepaid expenses	34,750	34,527
Deferred tax assets	506,474	675,000
Insurance funds	62,679	53,796
Security deposits	199,010	189,630
TOTAL NON-CURRENT ASSETS	5,279,767	2,197,829

TOTAL ASSETS	$25,001,437	$23,283,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$769,067	$642,483
Accrued expenses and other payables	727,363	592,740
Contingency liability	48,440	406,635
Income tax payable	1,471	436,448
Deferred income	498,975	1,163,548
Finance lease obligations, current	19,499	13,925
Operating lease liabilities, current	323,620	299,947
Due to related parties	1,991,360	1,640,160
Due to director	741,248	741,248
Other current liabilities	800,344	410,106
TOTAL CURRENT LIABILITIES	5,921,387	6,347,240

Non-current Liabilities
Finance lease obligations, non-current	73,574	27,020
Operating lease liabilities, non-current	240,043	295,566
TOTAL NON-CURRENT LIABILITIES	313,617	322,586

TOTAL LIABILITIES	6,235,004	6,669,826

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of September 30, 2024 and 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of September 30, 2024 and 2023)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	23,634,525	22,463,148
Accumulated other comprehensive loss	(4,975,202)	(5,956,315)
TOTAL SHAREHOLDERS' EQUITY	18,766,433	16,613,943

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,001,437	$23,283,769

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	September 30, 2024	September 30, 2023

Revenues	$24,383,053	$25,922,721
Cost of revenues	12,012,053	12,986,260
Gross profit	12,371,000	12,936,461

Operating expenses
Selling and distribution expenses	1,053,125	2,437,156
Administrative expenses	9,645,134	10,884,757
Total operating expenses	10,698,259	13,321,913

Income (loss) from operations	1,672,741	(385,452)

Other income (expenses)
Other income	99,138	122,139
Interest expenses	(2,253)	(2,305)
Total other income	96,885	119,834

Net income (loss) before tax	1,769,626	(265,618)
Income tax expense	598,249	286,129
Net income (loss)	$1,171,377	$(551,747)

Comprehensive income (loss)
Net income (loss)	$1,171,377	$(551,747)
Other comprehensive income (loss)
Foreign currency translation adjustment	981,113	(601,304)

Total comprehensive income (loss)	$2,152,490	$(1,153,051)

Income (loss) per common share
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2022	32,700,000	$3,270	$103,840	$(5,355,011)	$23,014,895	$17,766,994
Net loss	-	-	-	-	(551,747)	(551,747)
Foreign currency translation	-	-	-	(601,304)	-	(601,304)
Balance - September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net income	-	-	-	-	1,171,377	1,171,377
Foreign currency translation	-	-	-	981,113	-	981,113
Balance - September 30, 2024	32,700,000	$3,270	$103,840	$(4,975,202)	$23,634,525	$18,766,433

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,171,377	$(551,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	354,945	315,226
Loss on disposal of property, plant and equipment	-	35,411
Loss (gain) on company owned life insurance policies	976	(12,691)
Deferred income taxes	191,489	(674,815)
Non-cash lease expense	325,436	351,174
Changes in operating assets and liabilities:
Accounts receivable	(231,248)	(2,829)
Income tax recoverable	546,965	(633,281)
Prepaid expenses	(67,598)	3,883
Inventories	1,065,352	(441,130)
Other current assets	394,430	(441,449)
Long-term prepaid expenses	1,315	2,410
Accounts payable	89,910	(2,339,702)
Contingency liability	(358,777)	(26,282)
Accrued expenses and other payables	371,694	(65,474)
Income tax payable	(432,993)	(1,449,930)
Deferred income	(684,845)	350,718
Operating lease liabilities	(325,436)	(351,174)
Other current liabilities	311,243	(228,951)
Net cash provided by (used in) operating activities	2,724,235	(6,160,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(396,071)	(91,960)
Purchase of software	(2,923,412)	-
Proceeds from disposal of property, plant and equipment	-	34,009
Purchase of company-owned life insurance policies	(6,876)	(8,560)
Proceeds from surrender of company-owned life insurance policies	-	1,029,111
Net cash provided by (used in) investing activities	(3,326,359)	962,600

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(11,242)	(43,118)
Proceeds from related party	38,462	-
Net cash provided by (used in) financing activities	27,220	(43,118)

Net effect of exchange rate changes on cash and restricted cash	867,047	(415,897)

Net change in cash and restricted cash
Cash - beginning of year	18,165,169	23,822,217
Net increase (decrease) in cash and restricted cash	292,143	(5,657,048)
Cash and restricted cash - end of year	$18,457,312	$18,165,169

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$61,376	$31,517
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$267,294	$568,587
Operating expense paid by related parties on behalf of the Company	$312,738	$241,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,253	$2,305
Income taxes paid	$877,213	$3,044,155

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

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

As of September 30, 2024, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

CASH

Cash includes cash on hand and deposits in banks that are unrestricted as to withdrawal or use, and which have original maturities of three months or less. The Company maintains substantially all its bank accounts in Japan. Cash balances in bank accounts in Japan are insured by the Deposit Insurance Corporation of Japan subject to certain limitations.

RESTRICTED CASH

Restricted cash represents cash deposits in financial institutions that are restricted as to withdrawal according to certain agreements with financial institutions. The restricted cash is not available for withdrawal or the Company’s general use until after certain periods. Restricted cash is classified as current or non-current based on when the funds will be released in accordance with the terms of the respective agreements.

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are recorded corresponding to the allowance when identified. As of September 30, 2024, there is a customer accounting for approximately 99% of the Company’s total outstanding account receivable.

INVENTORIES

Inventories consist primarily of tablets and are valued using average cost method and are stated at the lower of cost or net realizable value. An allowance for obsolescence is maintained to cover any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of September 30, 2024, no allowance for obsolescence is recognized.

For the years ended September 30, 2023 and 2024, suppliers accounting for 10% or more of the Company’s total purchases were as follows:

	For the Year Ended September 30, 2024	For the Year Ended September 30, 2023
Supplier A	*	96%
Supplier B	25%	*
Supplier C	20%	*
Supplier D	14%	*
Supplier E	17%	*
Supplier F	15%	*

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or declining balance method at the following estimated useful life:

Building	47 years on straight-line method
Leasehold improvement	10 years on straight-line method
Equipment	2 to 15 years on declining balance method or straight-line method
Vehicle	6 years on straight-line method
Land	Not depreciated

Assets held under finance leases are depreciated over their expected useful lives on the same basis as owned assets.

INTANGIBLE ASSETS

Intangible assets consist of internal use software and membership.

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

Membership has indefinite useful life, and the balance was $126,913 and $120,852 as of September 30, 2024 and 2023, respectively, included in other intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to depreciation and amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company believes no impairment existed at September 30, 2024.

-F7-

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”) , Hong Kong Dollars (“HK$”) and United States Dollars (“US$” or “$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income (loss).

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, Translation of Financial Statement, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the consolidated statements of changes in shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2024	September 30, 2023
Current JPY: US$1 exchange rate	142.73	149.79
Average JPY: US$1 exchange rate	150.50	139.00

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

The revenue generated from Force Club Membership arrangements accounted for substantially all of revenues during the year ended September 30, 2024. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the years ended September 30, 2024 and 2023, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of September 30, 2024 and 2023, as substantially all sales of premium packs (including the upgrade pack) during the years then ended have reached the end of the return periods.

Deferred income related to force club membership fee is recorded when consideration is received from a member prior to the goods delivered or the access granted. As of September 30, 2024 and 2023, the Company's deferred income related to force club membership fee was $24,833 and $1,163,548, respectively. During the year ended September 30, 2024, the Company recognized $1,163,548 of deferred income from the beginning balance.

Connector Plan Membership Fee

The connector plan revenues are mainly generated through membership fee and sale of virtual points, and those virtual points can only be consumed in the Company’s online games. Therefore, the Company regards the sales of a virtual point as a service, where the related performance obligation is satisfied over time, and revenues are recognized by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. Accordingly, the Company recognizes revenues from the sale of virtual points over the period of time using the output method, which is generally the estimated service period.

Estimated Service Period - The Company used the estimated retention period of the players as the estimate for the service period. The Company evaluates the appropriateness of such estimates quarterly to see if they are in line with the Company’s observations in the operations. The Company believes this provides a reasonable depiction of the transfer of services to customers, as it is the best representation of the time period during which the Company’s customers play the Company’s games. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical ones and therefore, the estimated service period may change in the future. The estimated service periods for players of the Company’s current games are generally 1 month.

Membership fee - The Company charges a membership fee to its customers, which grants its members the rights to full access to the Company’s online games and the right to recruit prospect customers to become the Company’s members for the duration of the membership. As the Company has the obligation to provide access to its online games for the duration of the membership term, the Company recognizes membership fee on a straight-line basis over a period of time ratably over the estimated service period. For membership with refundable periods, the Company reasonably estimate the possibility of refund based on historical experience. The Company historically did not incur material refunds and did not accrue liabilities for refunds of membership fees. If actual refunds differ from the Company’s estimates, the effects could be material to the consolidated financial statements.

The Company’s deferred income related to connector plan membership fee was $474,142 as of September 30, 2024

 Disaggregation of revenue

For the years ended September 30, 2024 and 2023, substantially all of the Company's revenue was generated in Japan and contributed by the Company's subsidiaries. The Company disaggregates revenue into two revenue streams, consisting of Force Club Membership Fee and Connector Plan Membership Fee, as follows:

	Year Ended September 30, 2024	Year Ended September 30, 2023
Force Club Membership Fee	21,639,463	25,596,982
Connector Plan Membership Fee	2,469,851	-
Others	273,739	325,739
Total	24,383,053	25,922,721

Contract asset

The Company does not have any contract asset.

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,053,125 and $2,437,156 for the years ended September 30, 2024 and 2023, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of expenses incurred related to the development activities for the Company’s internally-used software and are charged to operations as incurred as these costs do not qualify for capitalization. For the years ended September 30, 2024 and 2023, research and development expenses of $2,166,443 and $2,282,502 were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

The Company does not have any potentially dilutive instruments as of September 30, 2024 and 2023 and, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2024 and 2023.

LEASES

The Company accounts for leases in accordance with ASC 842 and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-current in the Company’s consolidated balance sheets, and finance leases are included in property, plant and equipment, finance lease obligations, current and finance lease obligations, non-current in the Company’s consolidated balance sheets. ROU assets and related lease liabilities from operating leases and finance leases are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term.

Modification to existing lease agreements, including changes to the lease term or payment amounts, are reviewed to determine whether they result in a seperate contract. For modifications that do not result in a separate contract, management reviews the lease classification and re-measures the related ROU assets and lease liabilities at the effective date of the modification.

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision-makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including revenue, gross profit, and operating profit at a consolidated level only. The Company does not distinguish between markets for the purpose of making decisions about resource allocation and performance assessment. Therefore, the Company has only one operating segment and one reportable segment. All of the Company's long-lived assets are located in the Japan and substantially all of the Company's revenues are derived from within the Japan. Therefore, no geographical segments are presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Annual reporting under this update becomes effective for the Company in fiscal 2025. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, restricted cash, accounts receivable, income tax recoverable, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of September 30, 2024 and 2023 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 INCOME TAXES

For the years ended September 30, 2024 and 2023, the provision of income tax expense was $598,249 and $286,129, consisting of current portion of $406,760 and $960,944 and deferred portion of $191,489 and $(674,815), respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the years ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2024	21.87%	23.74%	34.34%
2023	21.87%	23.74%	34.34%

Open tax years in Japan are five years. As of September 30, 2024, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2019. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2024	Year Ended September 30, 2023
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	5.80%	(36.38%)
Effect of valuation allowance on deferred income tax assets	(11.16%)	(142.41%)
Non-deductible expenses	1.61%	(9.54%)
Deductible tax payments	(1.91%)	81.30%
Other adjustments	0.81%	(34.53%)
Total	28.95%	(107.76%)

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2024 and 2023.

Open tax year in Hong Kong is six years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2024 and 2023, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the year ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2021. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2024 and 2023.

NOTE 5 DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

The Components of deferred tax assets and liabilities as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Deferred tax assets
Inventories	17,648	17,324
Software	493,650	538,134
Expense	16,411	137,768
Net operating loss carryforward	-	350,985
	527,709	1,044,211
Less: valuation allowance	-	(350,985)
Total deferred tax asset	$527,709	$693,226

	September 30, 2024	September 30, 2023
Deferred tax liabilities
Insurance funds	$(21,235)	$(18,226)
Deferred tax liabilities, non-current	$(21,235)	$(18,226)

For the purpose of presentation in the consolidated balance sheets, certain deferred income tax assets and liabilities have been offset. The following is the analysis of the deferred income tax balances for financial reporting purpose:

	September 30, 2024	September 30, 2023
Deferred tax assets	$506,474	$675,000

NOTE 6 RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2024 and 2023, the Company’s due to related parties and directors were as follows:

	September 30, 2024	September 30, 2023
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,943,725	1,592,525
Total due to related parties	$1,991,360	$1,640,160

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2024 and 2023, Force Internationale paid expense on behalf of the Company in the amount of $312,738 and $241,379, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2024 and 2023.

-F9-

NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2024	September 30, 2023
Building	$235,425	$183,045
Leasehold improvement	193,757	41,284
Equipment	658,913	706,774
Vehicles	248,427	32,504
Land	174,885	-
Construction in process	15,974	-
	1,527,381	963,607

Accumulated depreciation	(750,641)	(652,664)

Total net book value	$776,740	$310,943

The aggregate depreciation expense of property, plant and equipment was $69,154 and $129,925 for the years ended September 30, 2024 and 2023, respectively.

NOTE 8 SOFTWARE

The book value of the Company’s software as of September 30, 2024 and 2023 was as follows:

	September 30, 2024	September 30, 2023
Software	$2,335,929	$1,098,725
Accumulated amortization	(796,141)	(909,294)
Software in process	1,440,222	-
Total net book value	2,980,010	189,431

The aggregate amortization expense related to the software was $285,791 and $191,796 for the years ended September 30, 2024 and 2023, respectively, included in cost of revenues and operating expenses.

The estimated future amortization expense of software as of September 30, 2024 is as follows:

Year ending September 30	Amount
2025	$680,748
2026	615,993
2027	615,993
2028	615,993
2029	451,283
Thereafter	-
Total	$2,980,010

NOTE 9 COMMITMENTS

As of September 30, 2024, the Company had three finance leases comprised of equipment and vehicle leases with a gross value of $117,817 and $74,878, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in the current period.

The components of lease expense were as follows:

For the year ended September 30,
2024
Operating lease cost	$336,044
Short term lease cost	15,893
Finance lease cost:
Amortization of right-of-use assets	19,771
Interest on lease obligations	2,618
Total finance lease cost	22,389
Total lease cost	$374,326

The following table presents the Company’s supplemental information related to operating and finance leases:

For the year ended September 30,
2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,618
Operating cash flows from operating leases	$336,044
Financing cash flows from finance leases	$11,242

Weighted Average Remaining Lease Term
Operating leases	1.83 years
Finance leases	4.10 years
Weighted Average Discount Rate
Operating leases	1.84%
Finance leases	3.59%

The future maturity of lease liabilities as of September 30, 2024 were as follows:

Year ending September 30	Finance lease	Operating lease
2025	$24,806	331,140
2026	23,026	242,055
2027	23,026	-
2028	30,735	-
2029	9,477	-
Thereafter	-	-
Total	111,070	573,195
Less imputed interest	(17,997)	(9,532)
Total lease liabilities	93,073	563,663
Less current portion	(19,499)	(323,620)
Long-term lease liabilities	$73,574	$240,043

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

For the year ended September 30, 2024, the Company has settled seven legal cases in total amount of approximately JPY113.2 million (approximately $783,000) related to the cancellation of contracts. From October 1, 2024 to the filing date, the Company has settled 1 case under the same nature with an aggregate amount of approximately JPY3.4 million (approximately $24,000). As of the filing date, the Company had four pending legal cases, claiming a damage of approximately JPY13.0 million (approximately $91,000) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY5.2 million (approximately $36,000). The Company has recorded JPY6.9 million (approximately $49,000) as contingency liability as of September 30, 2024, representing cases not yet settled as of September 30, 2024.

NOTE 11 SUBSEQUENT EVENTS

During November 2024, the Company purchased 1,250 shares of Mint Productions Inc. in the amount of JPY50,000,000.

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report for the year ended September 30, 2024 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2024 the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee, and lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC reporting requirement.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	62	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2024.

Procedure for Nominating Directors

During the year ended September 30, 2024, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Directors for the years ended September 30, 2024 and 2022 in relation to the Company.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2024	956,810	99,668	-	-	-	-	-	1,056,478

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2023	1,035,971	143,885	-	-	-	-	-	1,179,856

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

For the years ended September 30, 2024 and 2023, e-Learning Laboratory Co., Ltd., paid out $797,342 and $1,007,194 respectively, to Mr. Tomoo Yoshida as salary and bonus compensation.

For the years ended September 30, 2024 and 2023, e-Communications Co., Ltd., paid out $259,136 and $172,662, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2024 and 2023, Force International Holdings Limited had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2024.

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

Due to related parties and directors

As of September 30, 2024 and 2023, the Company’s due to related parties and directors are as follows:

	September 30, 2024	September 30, 2023
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,943,725	1,592,525
Total due to related parties	$1,991,360	$1,640,160

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2024 and 2023, Force Internationale paid expense on behalf of the Company in the amount of $312,738 and $241,379, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2024 and 2023.

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

		2024	2023
Audit fees	MaloneBailey, LLP	$206,000	$221,620
Tax fees	Anderson Bradshaw PLLC	$6,500	$6,500
All other fees		-	-
Total		$212,500	$228,120

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

Dated: January 14, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 14, 2025