Form 10-Q
period 2024-12-31
Exceed World, Inc.
filed 2025-02-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2024

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 19, 2025, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	December 31, 2024	September 30, 2024

ASSETS
Current Assets
Cash	$14,051,916	$17,573,926
Restricted cash	237,103	883,386
Accounts receivable	402,598	296,164
Income tax recoverable	36,084	39,990
Prepaid expenses	216,497	189,190
Inventories	646,726	723,228
Other current assets	77,873	15,786
TOTAL CURRENT ASSETS	15,668,797	19,721,670

Non-current Assets
Property, plant and equipment, net	730,355	776,740
Software, net	3,202,025	2,980,010
Operating lease right-of-use assets	457,539	593,191
Other intangible assets, net	114,463	126,913
Long-term prepaid expenses	31,382	34,750
Deferred tax assets	418,390	506,474
Investments	316,096	-
Insurance funds	57,969	62,679
Security deposits	179,572	199,010
TOTAL NON-CURRENT ASSETS	5,507,791	5,279,767

TOTAL ASSETS	$21,176,588	$25,001,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$400,970	$769,067
Accrued expenses and other payables	1,114,176	727,363
Contingency liability	32,835	48,440
Income tax payable	-	1,471
Deferred income	49,187	498,975
Finance lease obligations, current	17,109	19,499
Operating lease liabilities, current	280,777	323,620
Due to related parties	1,998,895	1,991,360
Due to director	741,248	741,248
Other current liabilities	408,375	800,344
TOTAL CURRENT LIABILITIES	5,043,572	5,921,387

Non-current Liabilities
Finance lease obligations, non-current	62,268	73,574
Operating lease liabilities, non-current	150,118	240,043
TOTAL NON-CURRENT LIABILITIES	212,386	313,617

TOTAL LIABILITIES	5,255,958	6,235,004

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2024 and September 30, 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of December 31, 2024 and September 30, 2024)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	22,860,336	23,634,525
Accumulated other comprehensive loss	(7,046,816)	(4,975,202)
TOTAL SHAREHOLDERS' EQUITY	15,920,630	18,766,433

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,176,588	$25,001,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023

Revenues	$3,005,008	$4,827,149
Cost of revenues	1,145,371	2,343,572
Gross profit	1,859,637	2,483,577

Operating expenses
Selling and distribution expenses	99,161	101,056
Administrative expenses	2,518,582	2,662,866
Total operating expenses	2,617,743	2,763,922

Loss from operations	(758,106)	(280,345)

Other income (expenses)
Other income	25,819	10,063
Interest expenses	(1,838)	(490)
Total other income	23,981	9,573

Net loss before tax	(734,125)	(270,772)
Income tax expense	40,064	7,174
Net loss	$(774,189)	$(277,946)

Comprehensive income (loss)
Net loss	$(774,189)	$(277,946)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,071,614)	1,016,465

Total comprehensive income (loss)	$(2,845,803)	$738,519

Loss per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance – December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462

Balance – September 30, 2024	32,700,000	$3,270	$103,840	$(4,975,202)	$23,634,525	$18,766,433
Net loss	-	-	-	-	(774,189)	(774,189)
Foreign currency translation	-	-	-	(2,071,614)	-	(2,071,614)
Balance – December 31, 2024	32,700,000	$3,270	$103,840	$(7,046,816)	$22,860,336	$15,920,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(774,189)	$(277,946)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	113,738	46,459
Loss on company owned life insurance policies	232	250
Non-cash lease expense	80,629	82,865
Deferred income taxes	40,064	7,174
Changes in operating assets and liabilities:
Accounts receivable	(140,440)	21
Income tax recoverable	-	(203,944)
Prepaid expenses	(47,490)	(34,466)
Inventories	6,082	161,619
Other current assets	(66,015)	1,868
Long-term prepaid expenses	56	566
Accounts payable	(303,972)	139,967
Accrued expenses and other payables	481,421	6,419
Contingency liability	(11,282)	(152,834)
Income tax payable	(1,377)	(442,145)
Deferred income	(416,097)	(526,482)
Operating lease liabilities	(80,629)	(82,865)
Other current liabilities	(325,570)	109,384
Net cash used in operating activities	(1,444,839)	(1,164,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(54,768)	-
Payments for investments	(327,955)	-
Purchase of intangible assets	(621,891)	-
Purchase of company-owned life insurance policies	(1,697)	(1,750)
Net cash used in investing activities	(1,006,311)	(1,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(4,010)	(4,244)
Net cash used in financing activities	(4,010)	(4,244)

Net effect of exchange rate changes on cash and restricted cash	(1,713,133)	968,177

Net change in cash and restricted cash
Cash and restricted cash - beginning of period	18,457,312	18,165,168
Net decrease in cash and restricted cash	(4,168,293)	(201,907)
Cash and restricted cash - end of period	$14,289,019	$17,963,261

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expense paid by related parties on behalf of the Company	$7,535	$132,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,838	$490
Income taxes paid	$1,377	$645,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2024

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

As of December 31, 2024, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

The Company has elected September 30th as its fiscal year end.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended September 30, 2024, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2024	December 31, 2023
Current JPY: US$1 exchange rate	158.18	141.83
Average JPY: US$1 exchange rate	152.46	147.86

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the three months ended December 31, 2024. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the three months ended December 31, 2024 and 2023, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of December 31, 2024 and September 30, 2023, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

Connector Plan Membership Fee

The Company launched a new Game Business (Connector Plan) website as from June 2024 earning membership fee and virtual points charge, and those virtual points can only be consumed in the Company’s online games. Therefore, the Company regards the sales of a virtual point as a service, where the related performance obligation is satisfied over time, and revenues are recognized by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. Accordingly, the Company recognizes revenues from the sale of virtual points over the period of time using the output method, which is generally the estimated service period.

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

Membership fee - The Company charges a membership fee to its customers, which grants its members the rights to full access to the Company’s online games and the right to recruit prospect customers to become the Company’s members for the duration of the membership. As the Company has the obligation to provide access to its online games for the duration of the membership term, the Company recognizes membership fee on a straight-line basis over a period of time ratably over the estimated service period. For membership with refundable periods, the Company reasonably estimates the possibility of refund based on historical experience. The Company historically did not incur material refunds and did not accrue liabilities for refunds of membership fees. If actual refunds differ from the Company’s estimates, the effects could be material to the consolidated financial statements.

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of December 31, 2024 and September 30, 2023, the Company's deferred income was $49,187 and $498,975 respectively. During the three months ended December 31, 2024, the Company recognized $498,975 of deferred income in the opening balance.

The Company does not have any contract asset.

Disaggregation of revenue

For the three months ended December 31, 2024 and 2023, substantially all of the Company’s revenue was generated in Japan and contributed by the Company’s subsidiaries. The Company disaggregates revenue into two revenue streams, consisting of Force Club Membership Fee and Connector Plan Membership Fee, as follows：

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Force Club Membership Fee	1,968,768	4,745,649
Connector Plan Membership Fee	1,019,955	-
Others	16,285	81,500
Total	3,005,008	4,827,149

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of December 31, 2024 and September 30, 2023 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - LONG-TERM INVESTMENT

The Company’s long-term investment consist of equity investments without readily determinable fair value. For those investments over which the Company does not have significant influence and without readily determinable fair value, the Company records them at cost, less impairment, and plus or minus subsequent adjustments for observable price changes, in accordance with ASC 321, “Investments Equity Securities”. Under this measurement alternative, changes in the carrying value of the equity investments are required to be made whenever there are observable price changes in orderly transactions for the identical or similar investment of the same issuer. During November 2024, the Company purchased 1,250 shares of Mint Productions Inc in the amount of JPY50,000,000, approximately $316,100 as of December 31, 2024. During three months ended December 31, 2024, no impairment loss was recognized for this investment.

NOTE 5 - INCOME TAXES

For the three months ended December 31, 2024 and 2023, the Company had income tax expense of $40,064 and $7,174, respectively. Effective tax rate was (5.46)% and (2.65)% for the three months ended December 31, 2024 and 2023, respectively.

The provisions for income taxes for the three months ended December 31, 2024 and 2023 are summarized as follows:

	For the three months ended December 31,
	2024	2023
Current income tax expense	$-	-
Deferred income tax benefit	40,064	7,174
Total	$40,064	7,174

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the three months ended December 31, 2024 and 2023, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 6 - RELATED-PARTY TRANSACTIONS

As of December 31, 2024, and September 30, 2024, the Company’s due to related parties and director are as follows:

	December 31, 2024	September 30, 2024
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	1,951,260	1,943,725
Total due to related parties	$1,998,895	$1,991,360

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the three months ended December 31, 2024 and 2023, Force Internationale paid expenses on behalf of the Company in the amount of $7,535 and $132,592, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the three months ended December 31, 2024 and 2023.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2024	September 30, 2024
Building	$212,430	$235,425
Leasehold improvement	191,901	193,757
Equipment	619,463	658,913
Vehicles	224,162	248,427
Land	157,803	174,885
Construction in process	25,224	15,974
	1,403,983	1,527,381

Accumulated depreciation	(700,628)	(750,641)

Total net book value	$730,355	$776,740

The aggregate depreciation expense of property, plant and equipment was $24,179 and $12,983 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 8 - SOFTWARE

The Company capitalized certain costs related to obtaining or developing software for internal use. Costs incurred during the application development state internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. The application development stage includes design of chose path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred. During three months December 31, 2024 and 2023, $277,129 and $737,437 were expensed, respectively, included in administrative expenses.

The book value of the Company’s software as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024	September 30, 2024
Software	$2,905,940	$2,335,929
Accumulated amortization	(836,868)	(796,141)
Software in process	1,296,467	1,440,222
Total net book value	$3,365,539	$2,980,010

The aggregate amortization expense related to the software was $89,559 and $33,476 for the three months ended December 31, 2024 and 2023, respectively, included in cost of revenues.

NOTE 9 - COMMITMENTS

As of December 31, 2024, the Company had three finance leases of equipment and vehicles with a gross value of approximately $75,529 and $30,780, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the three months ended December 31,
	2024	2023

Operating lease cost	$82,931	85,511
Short term lease cost	3,922	4,044
Finance lease cost:
Amortization of right-of-use asset	5,251	5,167
Interest on lease liability	769	611
Total finance lease cost	6,020	5,778
Total lease cost	$92,873	95,333

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the three months ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$769	611
Operating cash flows from operating leases	$82,931	85,511
Financing cash flows from finance leases	$4,010	4,244

Weighted Average Remaining Lease Term
Operating leases	1.85 years	2.20 years
Finance leases	3.62 years	3.40 years
Weighted Average Discount Rate
Operating leases	1.85%	1.84%
Finance leases	4.12%	6.40%

The future maturity of lease liabilities as of December 31, 2024 are as follows:

Year ending September 30	Finance lease	Operating lease
2025 (remaining)	$16,500	$218,865
2026	20,777	218,412
2027	20,777	-
2028	27,733	-
2029	8,553	-
Thereafter	-	-
Total	$94,340	$437,277
Less imputed interest	(14,963)	(6,382)
Total lease liabilities	79,377	430,895
Less current portion	(17,109)	(280,777)
Long-term lease liabilities	$62,268	$150,118

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

During the three months ended December 31, 2024, the Company has settled one legal case in the amount of approximately JPY3.4 million (approximately $24,000) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY13.0 million (approximately $82,100) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY5.2 million (approximately $32,800). The Company accrued a total liability of JPY5.2 million (approximately $32,800) as of December 31, 2024.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events that may have a material impact on the Company’s consolidated financial statements as of February 19, 2025, and concluded that no such events have occurred.

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

Business Information

As of December 31, 2024, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of December 31, 2024 and September 30, 2024, we had cash in the amount of $14,051,916 and $17,573,926, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $3,005,008 for the three months ended December 31, 2024 as opposed to $4,827,149 for the three months ended December 31, 2023. The decrease in revenue, in our opinion, is primarily attributed to a decrease in recruitment activities of premium Force Club members.

Net Loss

We recorded net loss of $774,189 for the three months ended December 31, 2024 as opposed to net loss of $277,946 for the three months ended December 31, 2023. The increase in net loss is attributed to a decrease in revenue.

Cash flow

For the three months ended December 31, 2024, we had negative cash outflows from operations in the amount of $1,444,839 as opposed to negative cash outflows of $1,164,090 for the three months ended December 31, 2023. The increase in operating cash outflow, in our opinion, is mainly attributed to an increase in settlement of account payable, other current liabilities, deferred income and increase in accounts receivable.

Working capital

As of December 31, 2024 and September 30, 2024, we had working capital of $10,625,225 and $13,800,283, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $99,161 and $101,056 for the three months ended December 31, 2024 and 2023, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

Research and development

Research and development expenses incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred and included in administrative expenses. Research and development expenses were $277,129 and $737,437 for the three months ended December 31, 2024 and 2023, respectively.

Research and development expenses comprised of, but not limited to outsourcing fees for development of internal used software related to connector plan.

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

As of December 31, 2024, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the three months ended December 31, 2024, the Company has settled one legal case in the amount of approximately JPY3.4 million (approximately $24,000) related to the cancellation of contract. As of filing date, the Company had four pending legal cases, claiming a damage of approximately JPY13.0 million (approximately $82,100) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY5.2 million (approximately $32,800). The Company accrued a total liability of JPY5.2 million (approximately $32,800) as of December 31, 2024.

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

Dated: February 19, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer, Director

Dated: February 19, 2025