Form 10-Q
period 2025-03-31
Exceed World, Inc.
filed 2025-05-20
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2025, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of	As of
	March 31, 2025	September 30, 2024

ASSETS
Current Assets
Cash	$11,587,260	$17,573,926
Restricted cash	316,918	883,386
Accounts receivable	569,290	296,164
Income tax recoverable	-	39,990
Prepaid expenses	154,411	189,190
Inventories	679,191	723,228
Other current assets	408,366	15,786
TOTAL CURRENT ASSETS	13,715,436	19,721,670

Non-current Assets
Property, plant and equipment, net	817,247	776,740
Software, net	4,046,926	2,980,010
Operating lease right-of-use assets	505,570	593,191
Other intangible assets, net	165,235	126,913
Long-term prepaid expenses	51,910	34,750
Deferred tax assets	411,985	506,474
Investments	334,403	-
Insurance funds	62,824	62,679
Security deposits	189,973	199,010
TOTAL NON-CURRENT ASSETS	6,586,073	5,279,767

TOTAL ASSETS	$20,301,509	$25,001,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$459,222	$769,067
Accrued expenses and other payables	878,760	727,363
Contingency liability	53,386	48,440
Income tax payable	-	1,471
Deferred income	16,326	498,975
Finance lease obligations, current	16,290	19,499
Operating lease liabilities, current	332,261	323,620
Due to related parties	2,107,605	1,991,360
Due to director	741,248	741,248
Other current liabilities	368,184	800,344
TOTAL CURRENT LIABILITIES	4,973,282	5,921,387

Non-current Liabilities
Finance lease obligations, non-current	53,852	73,574
Operating lease liabilities, non-current	145,121	240,043
TOTAL NON-CURRENT LIABILITIES	198,973	313,617

TOTAL LIABILITIES	5,172,255	6,235,004

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2025 and September 30, 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of March 31, 2025 and September 30, 2024)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	21,025,562	23,634,525
Accumulated other comprehensive loss	(6,003,418)	(4,975,202)
TOTAL SHAREHOLDERS' EQUITY	15,129,254	18,766,433

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,301,509	$25,001,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Revenues	$2,315,935	$6,359,520	$5,320,943	$11,186,669
Cost of revenues	1,214,748	3,030,856	2,360,119	5,374,428
Gross profit	1,101,187	3,328,664	2,960,824	5,812,241

Operating expenses
Selling and distribution expenses	463,562	123,372	562,723	224,428
Administrative expenses	2,255,635	2,929,068	4,977,068	5,591,934
Total operating expenses	2,719,197	3,052,440	5,539,791	5,816,362

Income (loss) from operations	(1,618,010)	276,224	(2,578,967)	(4,121)

Other income (expense)
Other income	18,185	25,946	44,004	36,009
Interest expenses	(2,111)	(455)	(3,949)	(945)
Total other income	16,074	25,491	40,055	35,064

Net income (loss) before tax	(1,601,936)	301,715	(2,538,912)	30,943
Income tax expense	29,987	464,957	70,051	472,131
Net loss	$(1,631,923)	$(163,242)	$(2,608,963)	$(441,188)

Comprehensive loss
Net loss	$(1,631,923)	$(163,242)	$(2,608,963)	$(441,188)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,043,398	(1,254,388)	(1,028,216)	(237,923)
Total comprehensive loss	$(588,525)	$(1,417,630)	$(3,637,179)	$(679,111)

Loss per common share
Basic	$(0.05)	$(0.00)	$(0.08)	$(0.01)
Diluted	$(0.05)	$(0.00)	$(0.08)	$(0.01)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance - September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance – December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462
Net loss	-	-	-	-	(163,242)	(163,242)
Foreign currency translation	-	-	-	(1,254,388)	-	(1,254,388)
Balance – March 31, 2024	32,700,000	$3,270	$103,840	$(6,194,238)	$22,021,960	$15,934,832

Balance – September 30, 2024	32,700,000	$3,270	$103,840	$(4,975,202)	$23,634,525	$18,766,433
Net loss					(774,189)	(774,189)
Foreign currency translation	-	-	-	(2,071,614)	-	(2,071,614)
Balance – December 31, 2024	32,700,000	$3,270	$103,840	$(7,046,816)	$22,860,336	$15,920,630
Net loss	-	-	-	-	(1,834,774)	(1,834,774)
Foreign currency translation	-	-	-	1,043,398	-	1,043,398
Balance – March 31, 2025	32,700,000	$3,270	$103,840	$(6,003,418)	$21,025,562	$15,129,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,608,963)	$(441,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,695	93,685
Gain on disposal of property, plant and equipment	(2,030)	-
Loss on company owned life insurance policies	461	500
Non-cash lease expense	161,024	165,798
Deferred income taxes	70,051	120,669
Changes in operating assets and liabilities:
Accounts receivable	(280,810)	(3,069)
Income tax recoverable	37,406	594,209
Prepaid expenses	25,671	(34,724)
Inventories	10,969	481,747
Other current assets	(385,383)	414,071
Long-term prepaid expenses	(61,547)	1,049
Accounts payable	(269,389)	423,139
Accrued expenses and other payables	295,093	311,727
Contingency liability	7,002	(372,938)
Income tax payable	(1,376)	(89,847)
Deferred income	(450,735)	(520,450)
Operating lease liabilities	(161,024)	(165,798)
Other current liabilities	(387,852)	304,581
Net cash provided by (used in) operating activities	(3,709,737)	1,283,161

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(130,902)	(233,939)
Payments for investments	(327,675)	-
Purchase of software	(1,419,976)	-
Payment towards company-owned life insurance policies	(3,391)	(3,493)
Net cash used in investing activities	(1,881,944)	(237,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(8,183)	(8,545)
Net cash used in financing activities	(8,183)	(8,545)

Net effect of exchange rate changes on cash and restricted cash	(953,270)	(216,378)

Net change in cash and restricted cash
Cash and restricted cash- beginning of period	18,457,312	18,165,168
Net increase (decrease) in cash and restricted cash	(6,553,134)	820,806
Cash and restricted cash - end of period	$11,904,178	$18,985,974

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$14,824	$-
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$123,256	$-
Reclassification from long-term lease liabilities to short-term lease liabilities	$159,005	$-
Operating expense paid by related parties on behalf of the Company	$116,246	$242,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,949	$945
Income taxes paid	$1,376	$644,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2025

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

As of March 31, 2025, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2025	March 31, 2024
Current JPY: US$1 exchange rate	149.52	151.41
Average JPY: US$1 exchange rate	152.59	148.14

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the six months ended March 31, 2025. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the six months ended March 31, 2025 and 2024, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of March 31, 2025 and September 30, 2024, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

Connector Plan Membership Fee

The Company launched a new Game Business (Connector Plan) website as from June 2024, earning membership fee and virtual points charge, and those virtual points can only be consumed in the Company’s online games. Therefore, the Company regards the sales of a virtual point as a service, where the related performance obligation is satisfied over time, and revenues are recognized by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. Accordingly, the Company recognizes revenues from the sale of virtual points over the period of time using the output method, which is generally the estimated service period.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of March 31, 2025 and September 30, 2024, the Company's deferred income was $16,326 and $498,975 respectively. During the six months ended March 31, 2025, the Company recognized $498,975 of deferred income in the opening balance.

The Company does not have any contract asset.

Disaggregation of revenue

For the six months ended March 31, 2025 and 2024, substantially all of the Company’s revenue was generated in Japan and contributed by the Company’s subsidiaries. The Company disaggregates revenue into two revenue streams, consisting of Force Club Membership Fee and Connector Plan Membership Fee, as follows：

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Force Club Membership Fee	3,614,326	11,122,274
Connector Plan Membership Fee	1,660,976	-
Others	45,641	64,395
Total	5,320,943	11,186,669

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of March 31, 2025 and September 30, 2024 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - LONG-TERM INVESTMENT

The Company’s long-term investment consist of equity investments without readily determinable fair value. For those investments over which the Company does not have significant influence and without readily determinable fair value, the Company records them at cost, less impairment, and plus or minus subsequent adjustments for observable price changes, in accordance with ASC 321, “Investments Equity Securities”. Under this measurement alternative, changes in the carrying value of the equity investments are required to be made whenever there are observable price changes in orderly transactions for the identical or similar investment of the same issuer. During November 2024, the Company purchased 1,250 shares of Mint Productions Inc in the amount of JPY50,000,000, approximately $334,400 as of March 31, 2025. During six months ended March 31, 2025, no impairment loss was recognized for this investment.

NOTE 5 - INCOME TAXES

For the six months ended March 31, 2025 and 2024, the Company had income tax expense of $70,051 and $472,131, respectively. Effective tax rate was (2.76)% and 1,525.81% for the six months ended March 31, 2025 and 2024, respectively.

The provisions for income taxes for the six months ended March 31, 2025 and 2024 are summarized as follows:

	For the six months ended March 31,
	2025	2024
Current income tax expense	$-	351,462
Deferred income tax expense	70,051	120,669
Total	$70,051	472,131

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the period ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2024	21.87%	23.74%	34.34%
2025	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the six months ended March 31, 2025 and 2024, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 6 - RELATED-PARTY TRANSACTIONS

As of March 31, 2025, and September 30, 2024, the Company’s due to related parties and director are as follows:

	March 31, 2025	September 30, 2024
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	2,059,970	1,943,725
Total due to related parties	$2,107,605	$1,991,360

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the six months ended March 31, 2025 and 2024, Force Internationale paid expenses on behalf of the Company in the amount of $116,246 and $242,140, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the six months ended March 31, 2025 and 2024.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2025	September 30, 2024
Building	$275,563	$235,425
Leasehold improvement	206,649	193,757
Equipment	693,752	658,913
Vehicles	204,582	248,427
Land	166,943	174,885
Construction in process	26,685	15,974
	1,574,174	1,527,381

Accumulated depreciation	(756,927)	(750,641)

Total net book value	$817,247	$776,740

The aggregate depreciation expense of property, plant and equipment was $49,775 and $27,418 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 8 - SOFTWARE

The Company capitalized certain costs related to obtaining or developing software for internal use. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. The application development stage includes design of chose path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred. During six months March 31, 2025 and 2024, $1,342,691 and $2,225,838 were expensed, respectively, included in administrative expenses.

The book value of the Company’s software as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025	September 30, 2024
Software	$4,775,339	$2,335,929
Accumulated amortization	(1,006,874)	(796,141)
Software in process	278,461	1,440,222
Total net book value	$4,046,926	$2,980,010

The aggregate amortization expense related to the software was $241,920 and $66,266 for the six months ended March 31, 2025 and 2024, respectively, included in cost of revenues.

NOTE 9 - COMMITMENTS

As of March 31, 2025, the Company had four finance leases of equipment with a gross value of approximately $95,032, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the six months ended March 31,
	2025	2024

Operating lease cost	$165,721	170,699
Short term lease cost	9,240	8,073
Finance lease cost:
Amortization of right-of-use asset	10,130	10,316
Interest on lease liability	1,245	1,182
Total finance lease cost	11,375	11,498
Total lease cost	$186,336	190,270

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the six months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,245	1,182
Operating cash flows from operating leases	$169,123	170,699
Financing cash flows from finance leases	$8,183	4,236

Weighted Average Remaining Lease Term
Operating leases	1.55 years	2.07 years
Finance leases	4.21 years	3.44 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	1.91%	6.93%

The future maturity of lease liabilities as of March 31, 2025 are as follows:

Year ending September 30	Finance lease	Operating lease
2025 (remaining)	$8,852	$169,123
2026	17,263	284,208
2027	17,263	31,002
2028	17,263	-
2029	11,388	-
Thereafter	1,025	-
Total	$73,054	$484,333
Less imputed interest	(2,912)	(6,951)
Total lease liabilities	70,142	477,382
Less current portion	(16,290)	(332,261)
Long-term lease liabilities	$53,852	$145,121

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

During the six months ended March 31, 2025, the Company has settled one legal case in the amount of approximately JPY3.4 million, (approximately $22,500) related to the cancellation of contract of Force Club membership sales. As of filing date, the Company had five pending legal cases, claiming a damage of approximately JPY19.4 million (approximately $129,300) related to the same nature. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY8.0 million (approximately $53,400). The Company accrued a total liability of JPY8.0 million (approximately $53,400) as of March 31, 2025.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events that may have a material impact on the Company’s consolidated financial statements as of May 20, 2025, and concluded that no such events have occurred.

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

Business Information

As of March 31, 2025, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

 As of March 31, 2025 and September 30, 2024, we had cash in the amount of $11,587,260 and $17,573,926, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $2,315,935 for the three months ended March 31, 2025 as opposed to $6,359,520 for the three months ended March 31, 2024. We recorded revenue of $5,320,943 for the six months ended March 31, 2025 as opposed to $11,186,669 for the six months ended March 31, 2024. The decrease in revenue, in our opinion, is primarily attributed to a decrease in recruitment activities of premium Force Club members.

Net Loss

We recorded net loss of $1,631,923 for the three months ended March 31, 2025 as opposed to net loss of $163,242 for the three months ended March 31, 2024. We recorded net loss of $2,608,963 for the six months ended March 31, 2025 as opposed to net loss of $441,188 for the six months ended March 31, 2024. The increase in net loss is attributed to a decrease in revenue.

Cash flow

For the six months ended March 31, 2025, we had negative cash outflows from operations in the amount of $3,709,737 as opposed to cash inflows of $1,283,161 for the six months ended March 31, 2024. The increase in operating cash outflow, in our opinion, is mainly attributed to an increase in settlement of account payable, deferred income and other current liabilities, and decrease in receipts of accounts receivable.

Working capital

As of March 31, 2025 and September 30, 2024, we had working capital of $8,742,154 and $13,800,283, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $463,562 and $123,372 for the three months ended March 31, 2025 and 2024, respectively.  Advertising expenses were $562,723 and $224,428 for the six months ended March 31, 2025 and 2024, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities. The increase in advertising expenses is mainly because the Company held more promotional activities in current periods to attract customers.

Research and development

Research and development expenses incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred and included in administrative expenses. Research and development expenses were $469,772 and $1,249,043 for the three months ended March 31, 2025 and 2024, respectively. Research and development expenses were $1,342,691 and $2,225,838 for the six months ended March 31, 2025 and 2024, respectively.

Research and development expenses comprised of, but not limited to outsourcing fees for development of internal used software related to connector plan. The decrease in research and development expenses is mainly due to the decrease of activities incurred during the preliminary project stage related to the connector plan. The development of connector plan is progressing into the application development stage.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. We believe there are no critical accounting policies and estimates for the six months ended March 31, 2025.

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

As of March 31, 2025, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the six months ended March 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the six months ended March 31, 2025, the Company has settled one legal case in the amount of approximately JPY3.4 million (approximately $22,500) related to the cancellation of contract. As of filing date, the Company had five pending legal cases, claiming a damage of approximately JPY19.4 million (approximately $129,300) related to the cancellation of contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY8.0 million (approximately $53,400). The Company accrued a total liability of JPY8.0 million (approximately $53,400) as of March 31, 2025.

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

Dated: May 20, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer, Director

Dated: May 20, 2025