Form 10-Q
period 2025-06-30
Exceed World, Inc.
filed 2025-08-19
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2025, there were approximately 32,700,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXCEED WORLD, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
	June 30, 2025	September 30, 2024

ASSETS
Current Assets
Cash	$9,248,305	$17,573,926
Restricted cash	118,717	883,386
Accounts receivable	808,367	296,164
Income tax recoverable	339,345	39,990
Prepaid expenses	206,765	189,190
Inventories	704,741	723,228
Other current assets	563,647	15,786
TOTAL CURRENT ASSETS	11,989,887	19,721,670

Non-current Assets
Property, plant and equipment, net	879,730	776,740
Software, net	4,382,651	2,980,010
Operating lease right-of-use assets	436,836	593,191
Other intangible assets, net	175,142	126,913
Long-term prepaid expenses	53,591	34,750
Deferred tax assets	422,317	506,474
Investments	345,280	-
Insurance funds	66,415	62,679
Security deposits	196,152	199,010
TOTAL NON-CURRENT ASSETS	6,958,114	5,279,767

TOTAL ASSETS	$18,948,001	$25,001,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$561,041	$769,067
Accrued expenses and other payables	670,677	727,363
Contingency liability	44,148	48,440
Income tax payable	-	1,471
Deferred income	17,313	498,975
Finance lease obligations, current	16,672	19,499
Operating lease liabilities, current	337,034	323,620
Due to related parties	2,126,085	1,991,360
Due to director	741,248	741,248
Other current liabilities	413,572	800,344
TOTAL CURRENT LIABILITIES	4,927,790	5,921,387

Non-current Liabilities
Finance lease obligations, non-current	51,406	73,574
Operating lease liabilities, non-current	70,698	240,043
TOTAL NON-CURRENT LIABILITIES	122,104	313,617

TOTAL LIABILITIES	5,049,894	6,235,004

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2025 and September 30, 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of June 30, 2025 and September 30, 2024)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	19,226,258	23,634,525
Accumulated other comprehensive loss	(5,435,261)	(4,975,202)
TOTAL SHAREHOLDERS' EQUITY	13,898,107	18,766,433

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,948,001	$25,001,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$2,213,108	$8,357,749	$7,534,051	$19,544,418
Cost of revenues	1,290,922	4,593,125	3,651,041	9,967,553
Gross profit	922,186	3,764,624	3,883,010	9,576,865

Operating expenses
Selling and distribution expenses	508,363	739,110	1,071,086	963,538
Administrative expenses	2,260,609	3,628,249	7,237,677	9,220,183
Total operating expenses	2,768,972	4,367,359	8,308,763	10,183,721

Loss from operations	(1,846,786)	(602,735)	(4,425,753)	(606,856)

Other income (expense)
Other income	53,192	50,800	97,196	86,809
Interest expenses	(1,494)	(401)	(5,443)	(1,346)
Total other income	51,698	50,399	91,753	85,463

Net loss before tax	(1,795,088)	(552,336)	(4,334,000)	(521,393)
Income tax expense (credit)	4,216	(599,938)	74,267	(127,807)
Net income (loss)	$(1,799,304)	$47,602	$(4,408,267)	$(393,586)

Comprehensive income (loss)
Net income (loss)	$(1,799,304)	$47,602	$(4,408,267)	$(393,586)
Other comprehensive income (loss)
Foreign currency translation adjustment	568,157	(1,120,868)	(460,059)	(1,358,791)
Total comprehensive loss	$(1,231,147)	$(1,073,266)	$(4,868,326)	$(1,752,377)

Loss per common share
Basic	$(0.06)	$0.00	$(0.13)	$(0.01)
Diluted	$(0.06)	$0.00	$(0.13)	$(0.01)

Weighted average common shares outstanding
Basic	32,700,000	32,700,000	32,700,000	32,700,000
Diluted	32,700,000	32,700,000	32,700,000	32,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	TOTAL

Balance – September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net loss	-	-	-	-	(277,946)	(277,946)
Foreign currency translation	-	-	-	1,016,465	-	1,016,465
Balance – December 31, 2023	32,700,000	$3,270	$103,840	$(4,939,850)	$22,185,202	$17,352,462
Net loss	-	-	-	-	(163,242)	(163,242)
Foreign currency translation	-	-	-	(1,254,388)	-	(1,254,388)
Balance – March 31, 2024	32,700,000	3,270	103,840	(6,194,238)	22,021,960	15,934,832
Net income	-	-	-	-	47,602	47,602
Foreign currency translation	-	-	-	(1,120,868)	-	(1,120,868)
Balance – June 30, 2024	32,700,000	$3,270	$103,840	$(7,315,106)	$22,069,562	$14,861,566

Balance – September 30, 2024	32,700,000	$3,270	$103,840	$(4,975,202)	$23,634,525	$18,766,433
Net loss	-	-	-	-	(774,189)	(774,189)
Foreign currency translation	-	-	-	(2,071,614)	-	(2,071,614)
Balance – December 31, 2024	32,700,000	$3,270	$103,840	$(7,046,816)	$22,860,336	$15,920,630
Net loss	-	-	-	-	(1,834,774)	(1,834,774)
Foreign currency translation	-	-	-	1,043,398	-	1,043,398
Balance – March 31, 2025	32,700,000	$3,270	$103,840	$(6,003,418)	$21,025,562	$15,129,254
Net loss	-	-	-	-	(1,799,304)	(1,799,304)
Foreign currency translation	-	-	-	568,157	-	568,157
Balance – June 30, 2025	32,700,000	$3,270	$103,840	$(5,435,261)	$19,226,258	$13,898,107

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,408,267)	$(393,586)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	522,360	140,035
Loss on company owned life insurance policies	699	845
Non-cash lease expense	246,183	243,904
Deferred income taxes	74,267	(497,207)
Changes in operating assets and liabilities:
Accounts receivable	(498,887)	(89,820)
Income tax recoverable	(289,725)	510,870
Prepaid expenses	(19,593)	(57,821)
Inventories	7,823	1,054,267
Other current assets	(529,442)	407,011
Long-term prepaid expenses	(67,027)	1,588
Accounts payable	(190,278)	2,360,291
Accrued expenses and other payables	87,920	977,093
Contingency liability	(3,474)	(357,262)
Income tax payable	(1,401)	(433,985)
Deferred income	(458,352)	(989,338)
Operating lease liabilities	(246,183)	(243,904)
Other current liabilities	(362,511)	458,945
Net cash provided by (used in) operating activities	(6,135,888)	3,091,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(195,321)	(251,268)
Payments for investments	(333,533)	-
Purchase of software	(1,839,561)	-
Payment towards company-owned life insurance policies	(5,178)	(5,153)
Net cash used in investing activities	(2,373,593)	(256,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease obligations	(15,271)	(12,661)
Net cash used in financing activities	(15,271)	(12,661)

Net effect of exchange rate changes on cash	(565,538)	(1,453,542)

Net change in cash
Cash - beginning of period	18,457,312	18,165,169
Net increase (decrease) in cash	(9,090,290)	1,369,302
Cash - end of period	$9,367,022	$19,534,471

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property, plant and equipment obtained in connection with capital lease	$13,854	$66,733
Remeasurement of the lease liabilities and right-of-use assets due to lease modification	$123,221	$267,046
Reclassification from long-term lease liabilities to short-term lease liabilities	$244,182	$-
Operating expense paid by related parties on behalf of the Company	$134,725	$263,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,519	$1,346
Income taxes paid	$205,112	$876,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

EXCEED WORLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

As of June 30, 2025, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club”.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2025	June 30, 2024
Current JPY: US$1 exchange rate	144.81	161.07
Average JPY: US$1 exchange rate	149.91	150.64

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

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

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Force Club Membership fee

Nature of operation

Our revenue generated from Force Club Membership arrangements accounted for substantially all of our revenues during the nine months ended June 30, 2025. Generally, the Company grants Force Club members the rights to access the Company’s educational content. There are three tiers of members, namely standard members, support members and premium members.

The premium members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members. Each premium member needs to purchase a premium pack, containing promotional materials aiding the recruiting process, from the Company. The standard members are granted limited access to the Company’s educational content.

To further promote the Company’s business, starting fiscal year 2021, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the nine months ended June 30, 2025 and 2024, the revenue generated from support member subscription is still immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of June 30, 2025 and September 30, 2024, as substantially all sales of premium packs (including the upgrade pack) during the periods then ended have reached the end of the return periods.

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

Contract asset and liability

Deferred income is recorded when consideration is received from a member prior to the goods were delivered or the access was granted. As of June 30, 2025 and September 30, 2024, the Company's deferred income was $17,313 and $498,975 respectively. During the nine months ended June 30, 2025, the Company recognized $498,975 of deferred income from the opening balance.

The Company does not have any contract asset.

Disaggregation of revenue

For the nine months ended June 30, 2025 and 2024, substantially all of the Company’s revenue was generated in Japan and contributed by the Company’s subsidiaries. The Company disaggregates revenue into two revenue streams, consisting of Force Club Membership Fee and Connector Plan Membership Fee, as follows：

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Force Club Membership Fee	$5,554,320	$18,993,065
Connector Plan Membership Fee	1,918,604	92,839
Others	61,127	458,514
Total	$7,534,051	$19,544,418

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, income tax recoverable, inventories, other current assets, accounts payable, income tax payable, contingency liabilities, deferred income, accrued expenses and other payables, other current liabilities and current portion of operating and finance lease obligations approximate the fair value of the respective assets and liabilities as of June 30, 2025 and September 30, 2024 owing to their short-term or present value nature or present value of the assets and liabilities.

NOTE 4 - LONG-TERM INVESTMENT

The Company’s long-term investment consist of equity investments without readily determinable fair value. For those investments over which the Company does not have significant influence and without readily determinable fair value, the Company records them at cost, less impairment, and plus or minus subsequent adjustments for observable price changes, in accordance with ASC 321, “Investments Equity Securities”. Under this measurement alternative, changes in the carrying value of the equity investments are required to be made whenever there are observable price changes in orderly transactions for the identical or similar investment of the same issuer. During November 2024, the Company purchased 1,250 shares of Mint Productions Inc in the amount of JPY50,000,000, approximately $345,300 as of June 30, 2025. During nine months ended June 30, 2025, no impairment loss was recognized for this investment.

NOTE 5 - INCOME TAXES

For the nine months ended June 30, 2025 and 2024, the Company had income tax expenses of $74,267 and income tax benefit of $127,807, respectively. Effective tax rate was (1.71)% and 24.51% for the nine months ended June 30, 2025 and 2024, respectively.

The provisions for income taxes for the nine months ended June 30, 2025 and 2024 are summarized as follows:

	For the nine months ended June 30,
	2025	2024
Current income tax expense	$-	369,400
Deferred income tax expense (benefit)	74,267	(497,207)
Total	$74,267	(127,807)

Japan

The Company conducts its major businesses in Japan and e-Learning and e-Communications Co., Ltd. (collectively, “Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Effective Statutory Rate
For the period ended June 30,	Company's assessable profit up to JPY 4 million	Company's assessable profit up to JPY 8 million	Company's assessable profit over JPY 8 million
2024	21.87%	23.74%	34.34%
2025	21.87%	23.74%	34.34%

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

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended June 30, 2025 and 2024, respectively, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 6 - RELATED-PARTY TRANSACTIONS

As of June 30, 2025 and September 30, 2024, the Company’s due to related parties and director are as follows:

	June 30, 2025	September 30, 2024
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	2,078,450	1,943,725
Total due to related parties	$2,126,085	$1,991,360

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the nine months ended June 30, 2025 and 2024, Force Internationale paid expenses on behalf of the Company in the amount of $134,725 and $263,650 respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the nine months ended June 30, 2025 and 2024.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2025	September 30, 2024
Building	$284,526	$235,425
Leasehold improvement	209,619	193,757
Equipment	657,619	658,913
Vehicles	211,236	248,427
Land	172,373	174,885
Construction in process	96,609	15,974
	1,631,982	1,527,381

Accumulated depreciation	(752,252)	(750,641)

Total net book value	$879,730	$776,740

The aggregate depreciation expense of property, plant and equipment was $79,068 and $43,794 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 8 - SOFTWARE

The Company capitalized certain costs related to obtaining or developing software for internal use. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. The application development stage includes design of chose path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred. During nine months June 30, 2025 and 2024, $2,177,210 and $3,632,922 were expensed, respectively, included in administrative expenses.

The book value of the Company’s software as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025	September 30, 2024
Software	$5,623,498	$2,335,929
Accumulated amortization	(1,240,847)	(796,141)
Software in process	-	1,440,222
Total net book value	$4,382,651	$2,980,010

The aggregate amortization expense related to the software was $443,292 and $96,241 for the nine months ended June 30, 2025 and 2024, respectively, included in cost of revenues.

NOTE 9 - COMMITMENTS

As of June 30, 2025, the Company had three finance leases of equipment with a gross value of approximately $85,040, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in current period.

The components of lease expense were as follows:

	For the nine months ended June 30,
	2025	2024

Operating lease cost	$253,025	251,799
Short term lease cost	11,185	11,909
Finance lease cost:
Amortization of right-of-use asset	14,416	14,438
Interest on lease liability	1,593	1,800
Total finance lease cost	16,009	16,238
Total lease cost	$280,219	279,946

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the nine months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,593	1,800
Operating cash flows from operating leases	$253,025	251,799
Financing cash flows from finance leases	$12,201	12,661

Weighted Average Remaining Lease Term
Operating leases	1.61 years	2.06 years
Finance leases	3.99 years	4.33 years
Weighted Average Discount Rate
Operating leases	1.62%	1.84%
Finance leases	3.99%	3.56%

The future maturity of lease liabilities as of June 30, 2025 are as follows:

Year ending September 30	Finance lease	Operating lease
2025 (remaining)	$4,902	$87,312
2026	19,607	293,452
2027	19,607	32,010
2028	19,607	-
2029	12,934	-
Thereafter	1,164	-
Total	$77,821	$412,774
Less imputed interest	(9,743)	(5,042)
Total lease liabilities	68,078	407,732
Less current portion	(16,672)	(337,034)
Long-term lease liabilities	$51,406	$70,698

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

During the nine months ended June 30, 2025, the Company has settled six legal cases in the amount of approximately JPY9.6 (approximately $66,400) related to the cancellation of contract. As of filing date, the Company had two pending legal cases, claiming a damage of approximately JPY15.9 million (approximately $110,400) related to the disagreement in contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY6.4 million (approximately $44,100). The Company accrued a total liability of JPY6.4 million (approximately $44,100) as of June 30, 2025 included in other current liabilities in the accompanying unaudited consolidated balance sheet as of June 30, 2025.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events that may have a material impact on the Company’s consolidated financial statements as of August 19, 2025, and concluded that no such events have occurred.

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

Business Information

As of June 30, 2025, we operate through our wholly-owned subsidiaries, which are engaged in the provision of the educational services through an internet platform called “Force Club”.

Our principal executive offices are located at 1-1-36, 1-23-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

Liquidity and Capital Resources

As of June 30, 2025 and September 30, 2024, we had cash in the amount of $9,248,305 and $17,573,926, respectively. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $2,213,108 for the three months ended June 30, 2025 as opposed to $8,357,749 for the three months ended June 30, 2024. We recorded revenue of $7,534,051 for the nine months ended June 30, 2025 as opposed to $19,544,418 for the nine months ended June 30, 2024. The decrease in revenue, in our opinion, is primarily attributed to a decrease in recruitment activities of premium Force Club members.

Net Loss

We recorded net loss of $1,799,304 for the three months ended June 30, 2025 as opposed to net income of $47,602 for the three months ended June 30, 2024. We recorded net loss of $4,408,267 for the nine months ended June 30, 2025 as opposed to net loss of $393,586 for the nine months ended June 30, 2024. The increase in net loss is attributed to a decrease in revenue.

Cash flow

For the nine months ended June 30, 2025, we had negative cash outflows from operations in the amount of $6,135,888 as opposed to cash inflows from operations in the amount of $3,091,926 for the nine months ended June 30, 2024. The increase in operating cash outflow, in our opinion, is mainly attributed to an increase in net loss, and decrease in accounts payable, deferred income, receipts of accounts receivable and other assets.

Working capital

As of June 30, 2025 and September 30, 2024, we had working capital of $7,062,097 and $13,800,283, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $508,363 and $739,110 for the three months ended June 30, 2025 and 2024, respectively. The decrease in advertising costs for the three months ended June 30, 2025 is mainly attributed to cost saving purpose. Advertising expenses were $1,071,086 and $963,538 for the nine months ended June 30, 2025 and 2024, respectively. The increase in advertising costs for the nine months ended June 30, 2025 is mainly attributed to more promotion activities incurred during second quarter of fiscal year 2025.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities. The increase in advertising expenses is mainly because the Company held more promotional activities in current periods to attract customers.

Research and development

Research and development expenses incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred and included in administrative expenses. Research and development expenses were $834,519 and $1,407,084 for the three months ended June 30, 2025 and 2024, respectively. Research and development expenses were $2,177,210 and $3,632,922 for the nine months ended June 30, 2025 and 2024, respectively.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. We believe there are no critical accounting policies and estimates for the nine months ended June 30, 2025.

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

As of June 30, 2025, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the nine months ended June 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the nine months ended June 30, 2025, the Company has settled six legal cases in the amount of approximately JPY9.6 million (approximately $66,400) related to the cancellation of contract. As of filing date, the Company had two pending legal cases, claiming a damage of approximately JPY15.9 million (approximately $110,400) related to the disagreement in contracts. The Company’s legal counsel estimated a probable settlement for these cases with total settlement amount of approximately JPY6.4 million (approximately $44,100). The Company accrued a total liability of JPY6.4 million (approximately $44,100) as of June 30, 2025.

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

Dated: August 19, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 19, 2025