Form 10-K
period 2025-09-30
Exceed World, Inc.
filed 2026-01-13
CIK 1634293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55377

Exceed World, Inc.

(Exact name of registrant as specified in its charter)

DE	47-3002566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	564-0063
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our shares are traded
Common Stock, $0.0001	OTC Markets

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

[  ] Yes [X] No

As of March 31, 2025, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $922,400 based on a market price per share of $0.40.

As of January 13, 2026, there were 32,700,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of the same date there were no shares of preferred stock issued and outstanding.

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

Overview

Our principal executive offices are located at 1-1-36, 1-2-38-6F, Esakacho, Suita-shi, Osaka 564-0063, Japan. Our phone number is +81-6-6339-4177.

The Company has elected September 30th as its fiscal year end.

Currently, we own the following wholly owned affiliated entities:

Name of Subsidiary	State or Other Jurisdiction of Incorporation or Organization

Force International Holdings Limited	Hong Kong
e-Learning Laboratory Co., Ltd.	Japan
e-Communications Co., Ltd.	Japan
AUBE Japan Co., Ltd.	Japan

* The following chart illustrates the structure of our consolidated affiliated entities:

Currently, the number of the employees of the Company is 57.

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

The member is required to upload his/ her personal identification data through the AUBE (formerly ATEM) Quest Connector website at https://aq-connector.jp. At the bottom of the AUBE (formerly ATEM) website, there are User Terms and Conditions, Terms under Specified Commercial Law and Privacy Policy.

The membership fee JPY110,000 is paid at the time of registration. The JPY10,000 game points purchased per month by the members can be used within 6 months since the purchase date.

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

Employees

The number of the employees of the Company, and all subsidiaries, as of the filing date is fifty-seven. All fifty-seven employees are considered full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

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

The following table details the terms of the lease agreements for various properties leased by e-Learning Laboratory Co., Ltd.

Workspace	Address	Lessee	Lessor	Monthly Rent	Term (Expiration of Lease)
Esaka, Osaka, 1st floor	1-23-38-1F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY662,200	May 31, 2027
($4,448)
Esaka, Osaka, 6th floor	1-23-38-6F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY 1,102,500	June 30, 2026
($7,405)
Esaka, Osaka, 8th floor	1-23-38-8F, Esakacho, Suita-shi, Osaka Japan	e-Learning Laboratory Co., Ltd.	F&M Co., Ltd.	JPY614,935	October 30, 2026
($4,130)
Tokyo	1-6-12-1F, Konan, Minato-ku, Tokyo, Japan	e-Learning Laboratory Co., Ltd.	Tokyu Community Corp.	JPY 1,834,921	August 31, 2026
($12,325)

Item 3. Legal Proceedings.

For the year ended September 30, 2025, the Company has settled five legal cases in total amount of approximately JPY8.7 million (approximately $59,000) related to the cancellation of contracts. As of the filing date, the Company had four pending legal cases, claiming a damage of approximately JPY18 million (approximately $120,000) under the same nature. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY7.2 million (approximately $48,000). The Company has recorded JPY7.2 million (approximately $48,000) as contingency liability as of September 30, 2025, representing cases not yet settled as of September 30, 2025.

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

Holders

Currently, as of the date of this report, and as of our fiscal year end, there are 66 shareholders of record of our common stock and 32,700,000 shares of common stock deemed issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2025 and September 30, 2024, we had cash in the amount of $7,443,390 and $17,573,926, respectively. As of September 30, 2025, our working capital was $5,257,044. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

Revenues

We recorded revenue of $8,624,951 for the year ended September 30, 2025 as opposed to $24,383,053 for the year ended September 30, 2024. The decrease in revenue, in our opinion, is attributed to the decrease in recruitment activities of premium Force Club members.

Net loss

We recorded net loss of $6,880,447 for the year ended September 30, 2025 as opposed to net income of $1,171,377 for the year ended September 30, 2024. The increase in net loss is attributed to a decrease in revenue.

Cash flow

For the year ended September 30, 2025, we had cash outflows from operations in the amount of $8,147,821. We had cash inflows from operations in the amount of $2,724,235 for the year ended September 30, 2024. The increase in operating cash outflow, in our opinion, is mainly attributed to an increase in net loss and changes in other current assets primarily due to the increase in consumption tax recoverable. Net cash used in investing activities for the year ended September 30, 2025 is comparable to that of the year ended September 30, 2024. Net cash provided by financing activities increased by $1,415,544 in the year ended September 30, 2025. The increase is mainly due to the borrowings from short-term and long-term loans during the year ended September 30, 2025.

Working capital

As of September 30, 2025 and 2024, we had working capital of $5,257,044 and $13,800,283, respectively.

Advertising

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,156,209 and $2,128,822 for the years ended September 30, 2025 and 2024, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities. The increase in advertising expenses is mainly because the Company held more promotional activities in current periods to attract customers.

Future Plans

Over the next twelve months, the Company intends to focus on expanding its sales network to strengthen its business activities as well as to provide benefits and incentives to premium members as value-added services, in addition to the standard compensation package.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our consolidated financial statements. We did not identify any critical accounting estimates.

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

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exceed World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exceed World, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 13, 2026

-F2-

EXCEED WORLD, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2025	September 30, 2024

ASSETS
Current Assets
Cash	$7,443,390	$17,573,926
Restricted cash	149,388	883,386
Accounts receivable	521,802	296,164
Income tax recoverable	206,694	39,990
Prepaid expenses	367,551	189,190
Inventories	53,823	56,178
Short-term investment	671,682	-
Other current assets	1,580,404	682,836
TOTAL CURRENT ASSETS	10,994,734	19,721,670

Non-current Assets
Accounts receivable - non-current	235,089	-
Property, plant and equipment, net	789,723	776,740
Software, net	4,228,011	2,980,010
Operating lease right-of-use assets, net	341,664	593,191
Other intangible assets, net	121,590	126,913
Long-term prepaid expenses	32,755	34,750
Deferred tax assets	364,830	506,474
Long-term investment	335,841	-
Insurance funds	66,108	62,679
Security deposits	190,787	199,010
TOTAL NON-CURRENT ASSETS	6,706,398	5,279,767

TOTAL ASSETS	$17,701,132	$25,001,437

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$345,927	$769,067
Accrued expenses and other payables	613,454	727,363
Short-term loan	271,964	-
Contingency liability	48,314	48,440
Income tax payable	1,488	1,471
Deferred income	592,716	498,975
Finance lease liabilities, current	16,294	19,499
Operating lease liabilities, current	282,411	323,620
Due to related parties	2,144,985	1,991,360
Due to director	741,248	741,248
Long-term loans, current portion	300,564	-
Other current liabilities	378,325	800,344
TOTAL CURRENT LIABILITIES	5,737,690	5,921,387

Non-current Liabilities
Finance lease liabilities, non-current	45,898	73,574
Operating lease liabilities, non-current	30,945	240,043
Long term loans, non-current	908,463	-
TOTAL NON-CURRENT LIABILITIES	985,306	313,617

TOTAL LIABILITIES	6,722,996	6,235,004

Shareholders' Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of September 30, 2025 and 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 32,700,000 shares issued and outstanding as of September 30, 2025 and 2024)	3,270	3,270
Additional paid-in capital	103,840	103,840
Retained earnings	16,754,078	23,634,525
Accumulated other comprehensive loss	(5,883,052)	(4,975,202)
TOTAL SHAREHOLDERS' EQUITY	10,978,136	18,766,433

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,701,132	$25,001,437

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024

Revenues	$8,624,951	$24,383,053
Cost of revenues	4,540,452	10,936,356
Gross profit	4,084,499	13,446,697

Operating expenses
Selling and distribution expenses	1,156,209	2,128,822
Administrative expenses	9,801,112	9,645,134
Total operating expenses	10,957,321	11,773,956

Income (loss) from operations	(6,872,822)	1,672,741

Other income (expenses)
Other income	123,710	99,138
Interest expenses	(9,015)	(2,253)
Total other income	114,695	96,885

Income (loss) before income tax	(6,758,127)	1,769,626
Income tax expense	122,320	598,249
Net income (loss)	$(6,880,447)	$1,171,377

Comprehensive income (loss)
Net income (loss)	$(6,880,447)	$1,171,377
Other comprehensive income (loss)
Foreign currency translation adjustment	(907,850)	981,113

Total comprehensive income (loss)	$(7,788,297)	$2,152,490

Income (loss) per common share
Basic	$(0.21)	$0.04
Diluted	$(0.21)	$0.04

Weighted average common shares outstanding
Basic	32,700,000	32,700,000
Diluted	32,700,000	32,700,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

EXCEED WORLD, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				ACCUMULATED
	COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	RETAINED
	NUMBER	AMOUNT	CAPITAL	LOSS	EARNINGS	TOTAL SHAREHOLDERS’ EQUITY

Balance as of September 30, 2023	32,700,000	$3,270	$103,840	$(5,956,315)	$22,463,148	$16,613,943
Net income	-	-	-	-	1,171,377	1,171,377
Foreign currency translation	-	-	-	981,113	-	981,113
Balance as of September 30, 2024	32,700,000	$3,270	$103,840	$(4,975,202)	$23,634,525	$18,766,433
Net loss	-	-	-	-	(6,880,447)	(6,880,447)
Foreign currency translation	-	-	-	(907,850)	-	(907,850)
Balance as of September 30, 2025	32,700,000	$3,270	$103,840	$(5,883,052)	$16,754,078	$$10,978,136

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

EXCEED WORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,880,447)	$1,171,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	873,580	354,945
Loss on company owned life insurance policies	912	976
Gain on disposal of property, plant and equipment	(5,958)	-
Deferred income taxes	120,367	191,489
Non-cash lease expense	330,140	325,436
Changes in operating assets and liabilities:
Accounts receivable	(471,567)	(231,248)
Income tax recoverable	(167,860)	546,965
Prepaid expenses	(185,628)	(67,598)
Inventories	34	(10,345)
Other current assets	(837,927)	1,470,127
Long-term prepaid expenses	638	1,315
Accounts payable	(390,218)	89,910
Contingency liability	1,870	(358,777)
Accrued expenses and other payables	68,101	371,694
Income tax payable	78	(432,993)
Deferred income	114,016	(684,845)
Other current liabilities	(387,812)	311,243
Operating lease liabilities	(330,140)	(325,436)
Net cash provided by (used in) operating activities	(8,147,821)	2,724,235

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for long-term investment	(334,851)	-
Payment for short-term investment	(669,703)	-
Purchase of property, plant and equipment	(162,949)	(396,071)
Proceeds from disposal of property, plant and equipment	28,128	-
Purchase of software	(2,131,621)	(2,923,412)
Purchase of company-owned life insurance policies	(6,912)	(6,876)
Net cash used in investing activities	(3,277,908)	(3,326,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease liabilities	(38,227)	(11,242)
Borrowing from short-term loan	271,964	-
Borrowings from long-term loans	1,209,027	-
Proceeds from related parties	-	38,462
Net cash provided by financing activities	1,442,764	27,220

Net effect of exchange rate changes on cash and restricted cash	(881,569)	867,047

Net change in cash and restricted cash	(10,864,534)	292,143
Cash and restricted cash - beginning of the year	18,457,312	18,165,169
Cash and restricted cash - end of the year	$7,592,778	$18,457,312

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expenses paid by related parties on behalf of the Company	$153,625	$312,738
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$103,786	$267,294
Property, plant and equipment obtained in connection with finance lease	$13,176	$61,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,015	$2,253
Income taxes paid	$166,759	$877,213

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

As of September 30, 2025, the Company operates through our wholly owned subsidiaries, which are engaged in provision of the educational services through an internet platform called “Force Club” and online games services call “Connector Plan” business.

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

Name of Subsidiary	Place of Organization	Percentage of Effective Ownership
Force International Holdings Limited (“Force Holdings”)	Hong Kong	100%
e-Learning Laboratory Co., Ltd. (“e-Learning”)	Japan	100% (*1)
e-Communications Co., Ltd. (“e-Communications”)	Japan	100% (*2)
AUBE Japan Co., Ltd. (“AUBE”)	Japan	100% (*2)

(*1) Wholly owned subsidiary of Force Holdings

(*2) Wholly owned subsidiary of e-Learning

USE OF ESTIMATES

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses reported in those financial statements. Certain accounting policies that contain subjective management estimates and assumptions include those related to allowance for credit losses, write-down in value of inventory, useful lives and impairment of long-lived assets, implicit interest rate of operating leases, accrual for contingencies, accrual for contingencies, realization of deferred tax assets and legal contingencies. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the net earnings (loss) or the financial position.

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

SHORT-TERM INVESTMENT

Short-term investment represents fixed rate time deposits with original maturity of greater than three months but less than a year.

ACCOUNTS RECEIVABLE AND ALLOWANCE

Accounts receivables are recognized and carried at the original invoice amount less allowance for credit losses. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable balances are written off after all collection efforts have ceased. No allowance for credit losses was reserved as of September 30, 2025 and 2024. There is a customer accounting for 99% and 99% of the Company’s total outstanding account receivable as of September 30, 2025 and 2024, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. Depreciation is calculated using the straight-line method or declining balance method at the following estimated useful life:

Building	47 years on straight-line method
Leasehold improvement	Shorter of lease term or the estimated useful lives of the assets on straight-line method
Equipment	2 to 15 years on declining balance method or straight-line method
Vehicle	6 years on straight-line method
Land	Not depreciated

Assets held under finance leases are depreciated over their expected useful lives on the same basis as owned assets.

INTANGIBLE ASSETS

Intangible assets consist of internal use software and resort membership.

The Company capitalizes certain costs related to obtaining or developing software for internal use. Prior to October 1, 2024, costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of five years. The application development stage includes design of chosen path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. Under ASU 2025-06, an entity will begin capitalizing software costs when management has authorized and committed to funding the software project and the software project has met the probable-to-complete recognition threshold. The Company elected to early adopt this guidance for the year ended September 30, 2025, effective as of October 1, 2024, and chose the prospective transition approach that the Company would apply the guidance to new software costs incurred for all projects, including costs incurred for in-process projects, as of the beginning of the period of adoption.

Resort membership has indefinite useful life, and the balance was $121,590 and $126,913 as of September 30, 2025 and 2024, respectively, included in other intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property, plant and equipment and intangible assets subject to depreciation and amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company believed no impairment existed as of September 30, 2025 and 2024.

-F7-

LONG-TERM INVESTMENT

Long-term investment consists of equity investments without readily determinable fair value. For those investments over which the Company does not have significant influence and without readily determinable fair value, the Company records them at cost, less impairment, and plus or minus subsequent adjustments for observable price changes, in accordance with ASC 321, “Investments Equity Securities”. Under this measurement alternative, changes in the carrying value of the equity investments are required to be made whenever there are observable price changes in orderly transactions for the identical or similar investment of the same issuer. In the year ended September 30, 2025, the Company purchased certain shares of an investee company in the amount of JPY50 million, approximately $345,000 when purchased. During year ended September 30, 2025, no impairment loss was recognized for this investment.

FOREIGN CURRENCY TRANSLATION

The Company maintains its books and records in its local currencies, Japanese YEN (“JPY”), Hong Kong Dollars (“HK$”) and United States Dollars (“US$” or “$”), which are the functional currencies as being the primary currencies of the economic environment in which their operations are conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income (loss).

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2025	September 30, 2024
Current JPY: US$1 exchange rate	148.88	142.73
Average JPY: US$1 exchange rate	149.32	150.50

Current HK$: US$1 exchange rate	7.80	7.80
Average HK$: US$1 exchange rate	7.80	7.80

REVENUE RECOGNITION

The Company primarily operates and manages multilevel marketing (“MLM”) in operating its businesses as the Force Club Membership and generates revenues by providing the rights to access the Company’s educational content and to recruit new members. From June 2024, the Company launched a new game business called Connector Plan, in which the Company generated revenues by providing the rights to access the online games and sale of virtual points.

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

To further promote the Company’s business, the Company also offers its customers to subscribe and become a support member. Similar to a premium member, the support members are granted full access to the Company’s educational content and the right to recruit prospect customers to become the Company’s members, but the amount of commission entitled to the support member for each recruitment is lower than that to the premium members. The customers subscribing to support membership pay a lower fee for the access to educational content and will receive promotional materials which is substantially lesser in scale as compared to that to a premium member. For the years ended September 30, 2025 and 2024, the revenue generated from support member subscription is immaterial.

The support member has the choice to become a premium member by making relevant premium member registration and purchasing the upgrade pack from the Company. The revenue from upgrade pack is accounted for in the same manner as the revenue from the premium pack as described below.

Revenue from the premium pack (including the upgrade pack) is recognized net of discounts and return allowances at a point in time upon delivery. Revenue from the right to access the Company’s educational content is recognized over a period of time ratably over the effective period. For sales of premium packs and upgrade packs with return conditions, the Company reasonably estimate the possibility of return based on historical experience. There were no liabilities for return allowances nor assets from the right to recover products from the associated return allowances recorded as of September 30, 2025 and 2024, as substantially all sales of premium packs (including the upgrade pack) during the years then ended have reached the end of the return periods.

Connector Plan Membership Fee

The connector plan revenues are mainly generated through membership fee and sale of virtual points, and those virtual points can only be consumed in the Company’s online games.

Membership fee - The Company charges a membership fee to its customers, which grants its members the rights to full access to the Company’s online games and the right to recruit prospect customers to become the Company’s members for the duration of the membership. As the Company has the obligation to provide access to its online games for the duration of the membership term, the Company recognizes membership fee on a straight-line basis over a period of time ratably over the estimated service period. The Company used the average retention period of its members as the estimate for the service period. The Company evaluates the appropriateness of such estimates quarterly to see if they are in line with the Company’s observations in the operations. The Company believes this provides a reasonable depiction of the transfer of services to customers, as it is the best representation of the time period during which the Company’s customers benefit from the Company’s services. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical ones and therefore, the estimated service period may change in the future. The estimated service periods for the Company’s connector plan membership are approximately 200 days. For membership with refundable periods, the Company reasonably estimate the possibility of refund based on historical experience. The Company historically did not incur material refunds and did not accrue liabilities for refunds of membership fees. If actual refunds differ from the Company’s estimates, the effects could be material to the consolidated financial statements.

Sale of virtual points - The Company sells virtual points to its members and the members can consume the points by playing the online games. Revenues generated from sale of virtual points are recognized at the point in time when the members consume the points by playing online games or when the points are expired.

Contract asset and liability

Deferred income related to force club business is recognized when consideration is received from a member prior to the goods were delivered or the access was granted. Deferred income related to connector plan business is for the estimated value of the unused virtual points. As of September 30, 2025 and 2024, the Company's deferred income was $592,716 and $498,975 respectively. During the year ended September 30, 2025, the Company recognized $498,975 of deferred income from the opening balance.

The Company does not have any contract asset.

Disaggregation of revenue

For the years ended September 30, 2025 and 2024, substantially all of the Company's revenue was generated in Japan and contributed by the Company's subsidiaries. The Company disaggregates revenue into two revenue streams, consisting of Force Club Membership Fee and Connector Plan Membership Fee, as follows:

	Year Ended September 30, 2025	Year Ended September 30, 2024
Force Club Membership Fee	6,374,779	21,639,463
Connector Plan Membership Fee	2,018,469	2,469,851
Others	231,703	273,739
Total	8,624,951	24,383,053

ADVERTISING

Advertising costs are expensed as incurred and included in selling and distributions expenses. Advertising expenses were $1,156,209 and $1,053,125 for the years ended September 30, 2025 and 2024, respectively.

Advertising expenses were comprised of, but not limited to, sales events hosted for sales agents, exhibitions to promote and display company product offerings, signboards, and public relations activities.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of expenses incurred related to the development activities for the Company’s internal-used software and are charged to operations as incurred as these costs do not qualify for capitalization. For the years ended September 30, 2025 and 2024, research and development expenses of $2,759,763 and $2,166,443 were included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

EARNINGS PER SHARE

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings (loss) of the Company.

The Company does not have any potentially dilutive instruments as of September 30, 2025 and 2024, thus, anti-dilution issues are not applicable.

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

The Company recognizes the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Penalties and interest incurred related to underpayment of these uncertain tax positions are classified as income tax expense in the period incurred. No such penalties and interest incurred during the years ended September 30, 2025 and 2024.

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

As of September 30, 2025 and 2024, the carrying value of currents assets and current liabilities approximated their fair values reported in the consolidated balance sheets due to their short-term maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 on October 1, 2024. The information is disclosed in Note 12.

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

-F8-

NOTE 3 OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of September 30, 2025	As of September 30, 2024
Consumption tax recoverable	$928,797	$-
Promotional materials*	633,831	667,050
Others	17,776	15,786
Total	$1,580,404	$682,836

* Promotional materials represent tablets to be provided to Force Club premium members to access the educational content. The Company treated them as advertising materials under ASC 720-35 Other Expenses - Advertising Costs, and deferred to expense them when the tablets were provided to the customers.

NOTE 4 INCOME TAXES

For the years ended September 30, 2025 and 2024, the provision of income tax expense was $122,320 and $598,249, consisting of current portion of $1,953 and $406,760 and deferred portion of $120,367 and $191,489, respectively.

Japan

The Company conducts its major businesses in Japan and e-Learning, e-Communications and AUBE (“Japanese Subsidiaries”) are subject to tax in this jurisdiction. As a result of its business activities, Japanese Subsidiaries file tax returns that are subject to examination by the local tax authority.

Japanese Subsidiaries are subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the years ended September 30,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2025	21.87%	23.74%	34.34%
2024	21.87%	23.74%	34.34%

Open tax years in Japan are five years. As of September 30, 2025, the Company’s earliest open tax year for Japanese income tax purposes is its fiscal year ended September 30, 2020. The Company's tax attributes from prior periods remain subject to adjustment.

The reconciliations of the Japanese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30, 2025	Year Ended September 30, 2024
Japanese statutory tax rate	33.80%	33.80%
Income tax difference under different tax jurisdictions	(1.18)%	5.80%
Effect of valuation allowance on deferred income tax assets	(25.17)%	(11.16)%
Non-deductible expenses	(0.45)%	1.61%
Deductible tax payments	-	(1.91)%
Other adjustments	(8.81)%	0.81%
Total	(1.81)%	28.95%

Hong Kong

Force Holdings, a direct wholly owned subsidiary of the Company in Hong Kong, is engaged in investment holding. Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profit arising in Hong Kong.

No provision for the Hong Kong profits tax has been made as Force Holdings did not generate any estimated assessable profits in Hong Kong during the years ended September 30, 2025 and 2024.

Open tax year in Hong Kong is seven years after the relevant year of assessment. This may be extended to ten years in the case of fraud of willful evasion of taxes. There are no provisions that govern the time limit for tax collection.

United States

Exceed World, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended September 30, 2025 and 2024, Exceed World, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

The 2017 Act also includes provisions for a new tax on the Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The Company elected to account for GILTI tax in the period the tax is incurred, and no provision is made during the years ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended September 30, 2022. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2025 and 2024.

NOTE 5 DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES

The Components of deferred tax assets and liabilities as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025	As of September 30, 2024
Deferred tax assets
Inventories	$15,748	$17,648
Software	355,111	493,650
Expense	16,368	16,411
Net operating loss carryforward	1,688,769	-
Total deferred tax assets	2,075,996	527,709
Less: valuation allowance	(1,688,769)	-
Net deferred tax assets	$387,227	$527,709

	As of September 30, 2025	As of September 30, 2024
Deferred tax liabilities
Insurance funds	$(22,397)	$(21,235)
Deferred tax liabilities, non-current	$(22,397)	$(21,235)

For the purpose of presentation in the consolidated balance sheets, certain deferred income tax assets and liabilities have been offset. The following is the analysis of the deferred income tax balances for financial reporting purpose:

	As of September 30, 2025	As of September 30, 2024
Deferred tax assets	$364,830	$506,474

NOTE 6 RELATED-PARTY TRANSACTIONS

Due to related parties and directors

As of September 30, 2025 and 2024, the Company’s due to related parties and directors were as follows:

	As of September 30, 2025	As of September 30, 2024
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	2,097,350	1,943,725
Total due to related parties	$2,144,985	$1,991,360

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2025 and 2024, Force Internationale paid expense on behalf of the Company in the amount of $153,625 and $312,738, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2025 and 2024.

-F9-

NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of September 30, 2025	As of September 30, 2024
Buildings	$225,700	$235,425
Leasehold improvement	203,888	193,757
Equipment	552,268	658,913
Vehicles	205,462	248,427
Land	167,661	174,885
Construction in process	103,805	15,974
	1,458,784	1,527,381

Accumulated depreciation	(669,061)	(750,641)

Total net book value	$789,723	$776,740

The aggregate depreciation expense of property, plant and equipment was $109,020 and $69,154 for the years ended September 30, 2025 and 2024, respectively.

NOTE 8 SOFTWARE

The book value of the Company’s software as of September 30, 2025 and 2024 was as follows:

	As of September 30, 2025	As of September 30, 2024
Software	$5,611,144	$2,335,929
Accumulated amortization	(1,462,150)	(796,141)
Software in process	79,017	1,440,222
Total net book value	$4,228,011	$2,980,010

The aggregate amortization expense related to the software was $764,560 and $285,791 for the years ended September 30, 2025 and 2024, respectively, included in cost of revenues and operating expenses.

The estimated future amortization expense of software as of September 30, 2025 is as follows:

Years ended September 30,	Amount
2026	$1,010,621
2027	1,010,621
2028	1,010,621
2029	874,012
2030	322,136
Thereafter	-
Total	$4,228,011

NOTE 9 Borrowings

Short-term Loan

In September 2025, the Company entered into a line of credit agreement with the San-in Godo Bank for a maximum borrowing amount of JPY200 million. The line of credit is subject to annual interest rate of TIBOR plus 0.8%. The Company borrowed JPY40,490,000 (approximately $272,000) on September 30, 2025 with effective interest rate of 1.402%. All borrowings under the line of credit are required to be repaid within six months from the borrowing date. The line of credit is collateralized by a land owned by the Company.

Long-term Loans

The Company’s long-term loans consist of the following:

Name of Financial Institutions	Original Amount Borrowed	Loan Duration	Interest Rate	Balance as of September 30, 2025	Balance as of September 30, 2024
The Kiyo bank, Ltd.	JPY 100,000,000	9/30/2025 – 9/30/2028	TIBOR+1.3%	$ 671,682	$ 671,682
The Kiyo bank, Ltd.	JPY 80,000,000	9/30/2025 – 9/30/2032	TIBOR+1.0%	$ 537,345	$ 537,345
Aggregate outstanding principal balances					1,209,027
Less: current portion					(300,564)
Non-current portion					908,463

Interest expenses for short-term loan and long-term loans are nil for the year ended September 30, 2025.

Future principal repayments as of September 30, 2025 are as follows:

Years ended September 30,	Amount
2026	$572,528
2027	300,564
2028	300,752
2029	76,733
2030	76,733
Thereafter	153,681
Total	$1,480,991

NOTE 10 COMMITMENTS

As of September 30, 2024, the Company had three finance leases comprised of equipment and vehicle leases with a gross value of $83,705 and $34,112, respectively, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in the current period.

As of September 30, 2025, the Company had three finance leases of equipment with a gross value of $82,715, included in property, plant and equipment. The Company also leases its offices under operating lease and short-term lease. The estimated effect of lease renewal and termination options, as applicable, was included in the consolidated financial statements in the current period.

The components of lease expense were as follows:

	For the years ended September 30,
	2025	2024
Operating lease cost	$338,700	$336,044
Short-term lease cost	13,630	15,893
Finance lease cost:
Amortization of right-of-use assets	18,596	19,771
Interest on lease obligations	1,908	2,618
Total finance lease cost	20,504	22,389
Total lease cost	$372,834	$374,326

The following table presents the Company’s supplemental information related to operating and finance leases:

	For the years ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,908	2,618
Operating cash flows from operating leases	$338,700	336,044
Financing cash flows from finance leases	$16,731	11,242

Weighted Average Remaining Lease Term
Operating leases	1.11 years	1.83 years
Finance leases	3.74 years	4.10 years
Weighted Average Discount Rate
Operating leases	1.84%	1.84%
Finance leases	1.91%	3.59%

The future maturity of lease liabilities as of September 30, 2025 were as follows:

Years ended September 30,	Finance lease	Operating lease
2026	$19,071	$285,430
2027	19,071	31,135
2028	19,071	-
2029	12,581	-
2030	1,132	-
Thereafter	-	-
Total	70,926	316,565
Less imputed interest	(8,734)	(3,209)
Total lease liabilities	62,192	313,356
Less: current portion	(16,294)	(282,411)
Long-term lease liabilities	$45,898	$30,945

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

For the year ended September 30, 2025, the Company has settled five legal cases in total amount of approximately JPY8.7 million (approximately $59,000) related to the cancellation of contracts. As of the filing date, the Company had four pending legal cases, claiming a damage of approximately JPY18.0 million (approximately $120,000) related to the disagreement in contracts. Our legal counsel estimated a probable settlement of these cases with total settlement amount of approximately JPY7.2 million (approximately $48,000). The Company accrued a total amount of JPY7.2 million (approximately $48,000) as contingency liability as of September 30, 2025, for cases not yet settled as of September 30, 2025.

NOTE 12 SEGMENT INFORMATION

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision makers ("CODM") in making decisions regarding resource allocation and performance assessment. The Company determines its operations constitute a single operating segment and reportable segment in accordance with ASC Topic 280 “Segment Reporting”. The Company’s CODM has been identified as the Chief Executive Officer, who assesses financial performance and decides how to allocate resources based on consolidated net income (loss). Segment assets are reported on the Company’s consolidated balance sheets.

All of the Company's long-lived assets are located in Japan and substantially all of the Company's revenues are derived from Japan. Therefore, no geographical segments are presented.

The following table summarizes selected financial information with respect to the Company’s single operating segment and reportable segment for the years ended September 30, 2025 and 2024:

	For the Years Ended September 30,
	2025	2024
Revenues	$8,624,951	$24,383,053
Less：
Cost of revenues - software amortization	758,325	285,303
Cost of revenues - sales commission	3,721,961	10,464,857
Cost of revenues - others	60,166	186,196
Selling and distribution expenses	1,156,209	2,128,822
Administrative expenses - outsourcing	2,781,572	2,166,443
Administrative expenses - payroll	3,512,216	3,607,491
Administrative expenses - others	3,507,324	3,871,200
Income (loss) from operations	(6,872,822)	1,672,741
Total other income	114,695	96,885
Income (loss) before income tax	(6,758,127)	1,769,626
Income tax expense	122,320	598,249
Net income (loss)	$(6,880,447)	$1,171,377

NOTE 13 SUBSEQUENT EVENTS

The Company evaluated all subsequent events that may have a material impact on the Company’s consolidated financial statements as of January 13, 2026, and concluded that no such events have occurred.

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

Our Chief Executive Officer, Tomoo Yoshida, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report for the year ended September 30, 2025 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of September 30, 2025 the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, lack of an audit committee, lack of appropriate controls around ITGC, and lack of sufficient accounting and finance personnel or written policies and procedures with respect to the understanding and application of US GAAP and SEC reporting requirement.

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

Exceed World, Inc.

Name	Age	Position(s)

Tomoo Yoshida	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended September 30, 2025.

Procedure for Nominating Directors

During the year ended September 30, 2025, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Directors for the years ended September 30, 2025 and 2024 in relation to the Company.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2025	964,371	-	-	-	-	-	-	964,371

Tomoo Yoshida Chief Executive Officer, Chief Financial Officer Director	2024	956,810	99,668	-	-	-	-	-	1,056,478

Notes:

On September 26, 2018, the Company entered into, and consummated, a Share Purchase Agreement with Force Internationale Limited to acquire 100% of Force International Holdings Limited, a Hong Kong limited company. In consideration of this agreement, the Company issued 12,700,000 common shares to Force Internationale Limited.

e-Learning Laboratory Co., Ltd., a Japan corporation, is a wholly owned subsidiary of Force International Holdings Limited. e-Communications Co., Ltd. and AUBE Japan Co., Ltd., a Japan corporation, is a wholly owned subsidiary of e-Learning Laboratory Co., Ltd.

For the years ended September 30, 2025 and 2024, e-Learning Laboratory Co., Ltd., paid out $803,643 and $797,342 respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2025 and 2024, e-Communications Co., Ltd., paid out $160,728 and $259,136, respectively, to Mr. Tomoo Yoshida as salary compensation.

For the years ended September 30, 2025 and 2024, Force International Holdings Limited and Aube Japan Co., Ltd., had not paid any compensation of any type to Mr. Tomoo Yoshida.

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

*The table below is as of September 30, 2025.

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

Due to related parties and directors

As of September 30, 2025 and 2024, the Company’s due to related parties and directors are as follows:

	September 30, 2025	September 30, 2024
Due to director
Tomoo Yoshida, CEO, CFO, sole director and a shareholder of the Company	$741,248	$741,248
Total due to director	$741,248	$741,248

Due to related parties
Keiichi Koga, a shareholder of the Company and a director of certain subsidiaries of the Company	$47,635	$47,635
Force Internationale, the Company’s majority shareholder. Tomoo Yoshida is a director of Force Internationale	2,097,350	1,943,725
Total due to related parties	$2,144,985	$1,991,360

The payable balances are unsecured, due on demand, and bear no interest. From time to time, these related parties have advanced to the Company or paid expenses on behalf of the Company, and the Company has also made repayments. During the years ended September 30, 2025 and 2024, Force Internationale paid expense on behalf of the Company in the amount of $153,625 and $312,738, respectively.

Tomoo Yoshida provided guarantee for the Company’s office leases during the years ended September 30, 2025 and 2024.

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

		2025	2024
Audit fees	MaloneBailey, LLP	$206,000	$206,000
Tax fees	Anderson Bradshaw PLLC	$6,500	$6,500
Total		$212,500	$212,500

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

Dated: January 13, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tomoo Yoshida

Tomoo Yoshida, Chief Executive Officer, Chief Financial Officer

Dated: January 13, 2026